Form 10-Q
period 2008-09-30
Apollo Entertainment Group, Inc.
filed 2008-10-28
CIK 1444702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: SEPTEMBER 30, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________


                       Commission File Number: 333-153495
                                               ----------

                        APOLLO ENTERTAINMENT GROUP, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

                FLORIDA                                       22-3962092
                -------                                       ----------
   (State or other jurisdiction of                          (IRS Employer
    incorporation or organization)                        Identification No.)

                            150 East Angeleno Avenue
                                      #1426
                            Burbank, California 91502
                            -------------------------
                    (Address of principal executive offices)

                                  818-539-6507
                            -------------------------
                           (Issuer's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  |X| Yes |_| No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                        Accelerated filer         |_|
Non-accelerated filer   |_|                        Smaller reporting company |X|
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  |_| Yes |X| No

                                 TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

   Unaudited Condensed Balance Sheets as of September 30, 2008 and
   December 31, 2007 .......................................................   3

   Unaudited Condensed Statements of Operations for the Three and
   Nine Months Ended September 30, 2008 and 2007 and for the period from
   Inception April 12, 2007 to September 30, 2008 ..........................   4

   Unaudited Condensed  Statement of Shareholders' Equity (Deficit) for the
   period from Inception on April 12, 2007 to September 30, 2008 ...........   5

   Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2008 and for the period from Inception April 12, 2007 to
   September 30, 2007 ......................................................   6

   Notes to Unaudited Condensed Financial Statements .......................   7

Item 2.   Management's Discussion and Analysis or Plan of Operation ........  14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk .......  15

Item 4T.  Controls and Procedures ..........................................  15

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ................................................  16

Item 1A.  Risk Factors .....................................................  16

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ......  16

Item 3.   Defaults Upon Senior Securities ..................................  16

Item 4.   Submission of Matters to a Vote of Security Holders ..............  16

Item 5.   Other information ................................................  16

Item 6.   Exhibits .........................................................  17

Signatures .................................................................  17

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        APOLLO ENTERTAINMENT GROUP, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                    September 30,   December 31,
                                                         2008           2007
                                                    -------------   ------------
                                                     (unaudited)     (unaudited)
                                     ASSETS

Current Assets:
   Cash ........................................      $  20,395       $       -
   Accounts receivable .........................         13,353               -
   Prepaid expenses ............................          1,100               -
   Inventory ...................................         10,400               -
                                                      ---------       ---------
      Total Current Assets .....................         45,248               -

Equipment ......................................          6,650               -
                                                      ---------       ---------

      Total Assets .............................      $  51,898       $       -
                                                      =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ............................      $  22,622       $       -
   Accrued wages ...............................         20,087               -
   Convertible note payable-related party ......         45,300               -
   Accrued liabilities-related party ...........         23,541               -
                                                      ---------       ---------
      Total Current Liabilities ................        111,550               -
                                                      ---------       ---------

      Total Liabilities ........................        111,550               -
                                                      ---------       ---------

Stockholders' Equity
   Common stock, $.001 par value
   100,000,000 authorized
   6,000,000 and 100,000 issued and
   outstanding, respectively ...................          6,000             100
   Additional Paid in Capital ..................            139             139
   Accumulated Deficit .........................        (65,791)           (239)
                                                      ---------       ---------
      Total Stockholders' Equity ...............        (59,652)              -
                                                      ---------       ---------
      Total Liabilities and Stockholders' Equity      $  51,898       $       -
                                                      =========       =========

                 See accompanying notes to financial statements

                                  APOLLO ENTERTAINMENT GROUP, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)
                                              For the                For the        From the Date
                                            Three Months           Nine Months       of Inception
                                               Ended                  Ended         April 12, 2007
                                            September 30,         September 30,    to September 30,
                                         2008           2007          2008               2007
                                     -----------    -----------   -------------    ----------------
Revenue ..........................   $    30,700    $         -    $    30,700       $         -

Cost of sales ....................        28,325              -         28,325                 -
                                     -----------    -----------    -----------       -----------

Gross profit .....................         2,375              -          2,375                 -

General administrative expenses ..        67,253              -         67,253               239
                                     -----------    -----------    -----------       -----------

Loss from operations .............       (64,878)             -        (64,878)             (239)
                                     -----------    -----------    -----------       -----------

Income tax expense ...............             -              -              -                 -

Interest expense .................          (674)             -           (674)                -
                                     -----------    -----------    -----------       -----------

Net Loss .........................   $   (65,552)   $         -    $   (65,552)      $      (239)
                                     ===========    ===========    ===========       ===========

Basic and Diluted
  Loss per Common Share ..........   $     (0.01)   $         -    $     (0.03)      $         -
                                     ===========    ===========    ===========       ===========

Basic and Diluted Weighted Average
  Common Shares Outstanding ......     6,000,000        100,000      2,169,963           100,000
                                     ===========    ===========    ===========       ===========

                           See accompanying notes to financial statements

                                                 4

                                APOLLO ENTERTAINMENT GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          (UNAUDITED)
                                                                                      Total
                                     Common Stock        Paid in    Accumulated   Stockholders'
                                  Shares      Amount     Capital      Deficit        Equity
                                ---------   ---------   ---------   -----------   -------------
Balance, April 12, 2007,
 date of inception ..........           -   $       -   $       -    $       -      $       -

Proceeds from Founders shares
 issued at par value of $.001
 on April 12, 2007 ..........     100,000         100         139            -            239

Net Loss ....................           -           -           -         (239)          (239)
                                ---------   ---------   ---------    ---------      ---------
Balance, December 31, 2007 ..     100,000         100         139         (239)             -

Proceeds from Founders shares
 issued at par value of $.001
 on June 25, 2008 ...........   4,700,000       4,700           -            -          4,700

Issuance of shares of common
 stock at par value of $.001
 for prepaid expenses on
 July 1, 2008 ...............   1,200,000       1,200           -            -          1,200

Net Loss ....................           -           -           -      (65,552)       (65,552)
                                ---------   ---------   ---------    ---------      ---------
Balance, September 30, 2008 .   6,000,000   $   6,000   $     139    $ (65,791)     $ (59,652)
                                =========   =========   =========    =========      =========

                         See accompanying notes to financial statements

                                               5

                        APOLLO ENTERTAINMENT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  For the        From the Date
                                                Nine Months       of Inception
                                                   Ended         April 12, 2007
                                               September 30,    to September 30,
                                                   2008               2007
                                               -------------    ----------------

OPERATING ACTIVITIES:
Net loss ....................................    $(65,552)          $   (239)
Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
 activities:
Amortization of prepaid expenses ............         100                  -
Accrued interest payable-related party ......         674                  -
Changes in Assets and Liabilities:
  Accounts receivable .......................     (13,353)                 -
  Inventory .................................     (10,400)                 -
  Accounts payable ..........................      22,622                  -
  Accrued wages .............................      20,087                  -
  Accrued liabilities-related party .........      22,867                  -
                                                 --------           --------
    Net Cash Used by Operating Activities ...     (22,955)              (239)
                                                 --------           --------

FINANCING ACTIVITIES:
Purchase of equipment .......................      (6,650)                 -
                                                 --------           --------
    Net Cash Used in Investing Activities ...      (6,650)                 -
                                                 --------           --------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock ......       4,700                239
Proceeds from note payable-related party ....      45,300                  -
                                                 --------           --------
    Net Cash Provided by Financing Activities      50,000                239
                                                 --------           --------

Net Increase in Cash ........................      20,395                  -
                                                 --------           --------

Cash at Beginning of Period .................           -                  -
                                                 --------           --------
Cash at End of Period .......................    $ 20,395           $      -
                                                 ========           ========


Supplemental Disclosures:
Cash paid for income taxes ..................    $      -           $      -
                                                 ========           ========
Cash paid for interest ......................    $      -           $      -
                                                 ========           ========

Non Cash Transactions:
  Stock issued for prepaid expenses .........    $  1,200           $      -
                                                 ========           ========

                 See accompanying notes to financial statements

                        APOLLO ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES:

NATURE OF BUSINESS AND BASIS OF PRESENTATION

Apollo Entertainment Group, Inc. ("the Company" or "Apollo") was incorporated in the State of Florida on April 12, 2007 under the name Pop Starz Publishing Corp. as a wholly owned subsidiary of Pop Starz Records, Inc. On June 24, 2008, the Company changed its name to Apollo Entertainment Group, Inc. Additionally, on the same date, the authorized number of shares was increased from 10,000 to 100,000,000 and the par value of the common stock was changed from $.01 to $.001.

Pop Starz Records, Inc., the Parent of Apollo Entertainment Group, Inc. announced its intention to spin off Apollo through the payment of a stock dividend at the rate of one share of Apollo for each three shares of Pop Starz Records, Inc. As of this date, Apollo ceased being a subsidiary of Pop Starz Records, Inc.

The Company, through its subsidiary, Alpha Music Mfg. Corp., offers the services of Audio CD/CD Rom duplication and replication, audio cassette duplication, DVD duplication, and vinyl record pressing throughout the United States.

Apollo is a holding corporation. All of our operations are conducted through our subsidiary, Alpha Music Mfg. Corp. which is a Florida corporation, incorporated on June 24, 2008.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Apollo Entertainment Group, Inc. and its wholly owned subsidiary Alpha Music Mfg. Corp. All intercompany accounts and transactions have been eliminated in consolidation.

DEVELOPMENT STAGE

At December 31, 2007 and through June 2008, the Company was considered to be in the development stage as our principal operations had not yet commenced. In July, 2008, through our subsidiary Alpha, we commenced our primary operations, and therefore, are no longer in the development stage.

USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

                        APOLLO ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

INVENTORY:

Inventory is stated at the lower of cost or market.

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets.

REVENUE RECOGNITION:

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". Under SAB 101, product or service revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

Revenue is recognized when payment is received, or when we have made other payment arrangements with clients and management has a high degree of confidence that collectability of the sale is assured.

Shipping and handling costs are included in prices charged to customers and reflected as part of income in reported revenues.

FINANCIAL INSTRUMENTS:

Financial instruments consist primarily of cash and a convertible note payable-related party. The carrying amounts of cash and note payable-related party approximate fair value because of the short maturity of those instruments.

ADVERTISING:

Advertising costs are charged to operations when incurred.

INCOME TAXES:

The Company complies with the provisions of SFAS No. 109 "Accounting for Income Taxes". Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

                        APOLLO ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INCOME (LOSS) PER SHARE:

In accordance with SFAS No. 128, "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2008, the Company has a convertible note payable which is convertible into 4,530,000 shares of common stock which was not included in the calculation of the earnings per share as the effect was anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. In February 2008, the FASB issued Financial Staff Positions ("FSP") SFAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company's 2008 fiscal year. The adoption of SFAS No. 159 did not have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a non-controlling interest, calculation and disclosure of the consolidated net income attributable to the parent and the non-controlling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained non-controlling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not yet determined the effect of the adoption of SFAS No. 160 will have on its financial position, results of operations or cash flows.

                        APOLLO ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS 141R, "Business Combinations" ("SFAS 141R"), which replaces FASB SFAS 141, "Business Combinations". This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company's results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133." ("SFAS 161"). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity's use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standard No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                        APOLLO ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: RELATED PARTY TRANSACTIONS

On April 12, 2007 in connection with the formation of the Company, the founder of the Company received 100,000 shares of common stock from the Company for an aggregate of $239 or $.001 per share. The shares have been adjusted to reflect the change in par value from $.01 to $.001.

On June 25, 2008, the Company entered into a convertible note payable with the Tucker Family Spendthrift Trust in the amount of $45,300. The convertible note payable bears interest at the rate of 8% per annum, and is due on June 25, 2009. The note holder may convert the note payable into shares of common stock at the rate of $.01 of principal for each share of common stock.

At September 30, 2008, Accrued liabilities-related party consists of the following:

Accrued wages and officers compensation ..   $  3,150
Accrued rent .............................      3,000
Accrued interest payable .................        674
Due to the Tucker Family Spendthrift Trust     16,717
                                             --------
                                             $ 23,541
                                             ========

NOTE 3: STOCKHOLDERS' EQUITY

At September 30, 2008, the authorized capital of the Company consists of 100,000,000 shares of common stock with a par value of $.001. There were 6,000,000 shares of common stock issued and outstanding at September 30, 2008.

On September 15, 2008, the Company filed an S-1 registration statement with the Securities and Exchange Commission registering 4,553,081 shares of Apollo's common stock. These shares are to be distributed by Pop Starz Records, Inc., the Company's parent. At the time of the distribution, Pop Starz Records, Inc. ceases to be the Company's parent.

NOTE 4: COMMITMENTS

On June 26, 2008, the Company, through its subsidiary Alpha, entered into a lease agreement for an office and warehouse facility. The lease commenced August 1, 2008 with monthly rental payments of $2,961. The lease continues through July 2011.

Effective July 1, 2008, Alpha entered into a consulting agreement with a consultant. Alpha will pay the consultant $1,000 per month for a minimum of 40 hours per month of consulting services. Additionally the consultant is to receive 600,000 shares of Apollo common stock. The shares vest ratably over a three year period and are subject to forfeiture if the consultant does not remain with Alpha for a period of three years. For a period of two years commencing on January 1, 2009, the consultant shall have the right to exchange all of his Apollo shares for 33.33% of Alpha conditioned upon the repayment of all funds advanced to Alpha plus interest by Apollo and or its designees. For a period of two years commencing on September 1, 2008, Apollo may exchange with consultant 33.33% of its shares in Alpha for return of all of consultants Apollo shares without Alpha being required to repay any of the advances made by Apollo.

                        APOLLO ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective July 1, 2008, Alpha entered into employment agreements with two employees. Alpha will pay the employees $4,000 and $2,000 per month, respectively. Additionally the employees are to receive 300,000 shares of Apollo common stock. The shares vest ratably over a three year period and are subject to forfeiture if the employee does not remain with Alpha for a period of three years. For a period of two years commencing on January 1, 2009, the employee shall have the right to exchange all of his Apollo shares for 16.66% of Alpha conditioned upon the repayment of all funds advanced to Alpha plus interest by the Apollo and or its designees. For a period of two years commencing on September 1, 2008, Apollo may exchange with employee 16.66% of its Alpha shares for return of all of employees shares in the Apollo without Alpha being required to repay any of the advances made by Apollo.

Effective July 1, 2008, the Company entered into a month to month lease agreement with the Tucker Family Spendthrift Trust, a related party, for administrative office space. The monthly rental expense associated with the lease is $1,000 per month.

Effective July 1, 2008, the Company entered into an agreement with Mrs. Michelle Tucker for her service as a Director. Mrs. Tucker will be compensated as follows:

         (i) For basic service as a member of the Company's board of directors, 5,000 shares per month,

         (ii) For service as chairman of any committee, 2,500 shares per month,

         (iii) For service on any other committee, an additional 1,250 shares per month.

Additionally, effective September 1, 2008, Mrs. Tucker entered into an employment agreement whereby she is to be paid $3,000 per month for services to be provided by her in her capacity as President of the Company.

NOTE 5: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through cash flows from operations, short-term loans from its shareholders and additional equity investments, which will enable the Company to continue operations for the coming year.

                        APOLLO ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SUBSEQUENT EVENTS

On October 3, 2008, the Securities and Exchange Commission declared our registration statement effective.

During October, 2008, the Tucker Family Spendthrift Trust advanced the Company an additional $9,124.

On October 14, 2008, the Company issued 2,560,150 shares of common stock to the Tucker Family Spendthrift Trust as repayment of the advances made to the Company through that date.

On October 14, 2008, the Tucker Family Spend Thrift trust elected to convert the convertible note payable to common shares per the terms of the convertible note payable. In relation to the conversion, the Company issued 4,530,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING DISCLOSURE

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Apollo Entertainment Group, Inc. that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Apollo Entertainment Group, Inc.'s management. Words such as "outlook", "believes", "expects", "appears", "may", "will", "should", "anticipates" or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in our Prospectus on Form S-1 under the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" subsection "Quantitative and Qualitative Disclosures About Market Risk". You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Apollo Entertainment Group, Inc. undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

GENERAL

The following is management's discussion and analysis of certain significant factors affecting the Company's financial position and operating results during the periods included in the accompanying condensed financial statements. Except for the historical information contained herein, the matters set forth in this report are forward-looking statements.

Apollo Entertainment Group, Inc. was formed in April 2007, as a wholly owned subsidiary of Pop Starz Records, Inc. Pop Starz Records, Inc., the Parent of Apollo Entertainment Group, Inc. announced its intention to spin off Apollo through the payment of a stock dividend at the rate of one share of Apollo for each three shares of Pop Starz Records, Inc. As of this date, Apollo ceased being a subsidiary of Pop Starz Records, Inc.

The Company, through its subsidiary, Alpha Music Mfg. Corp., offers the services of Audio CD/CD Rom duplication and replication, audio cassette duplication, DVD duplication, and vinyl record pressing throughout the United States.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2008 we reported revenues of $30,700. We reported cost of sales of $28,325 for those periods. Gross profit for the periods was $2,375. There were no comparable revenues or cost of sales reported in the same periods of the prior year as we were in the development stage through July 2008. Management expects to reduce the cost of sales in the next quarter by converting a boiler from diesel fuel to propane which it anticipates will greatly reduce our cost of sales.

General and Administrative expenses reported for the three and nine months ended September 30, 2008 were $67,198 as compared to $239 for the same period of the prior year. The Company was incorporated in April 2007, and the only expenses incurred through September 2007 related to the incorporation fees. General and Administrative expenses for the period ended September 30, 2008 consisted primarily of legal and accounting fees, wages and salaries, and rent expense.

LIQUIDITY

At September 30, 2008, we have a deficit in working capital of $66,302, and an accumulated deficit of $65,791. We commenced our planned operations in July 2008. Due to our operating loss, and accumulated deficit, our independent auditor has raised doubts about our ability to continue as a going concern. Management believes that we will be able satisfy our ongoing operations, however, if revenues from operations are not sufficient, to meet these obligations, management will seek additional funding from related party advances or third party financing. There can be no assurance that any financing will be available, or if available, on terms acceptable to us.

CAPITAL RESOURCES

At September 30, 2008 our current assets consist of cash, accounts receivable, prepaid expenses, and inventory totaling $45,248. Our current liabilities consist of accounts payable, accrued wages, accrued liabilities-related party, and a convertible note payable-related party totaling $110,550. Additionally, we have entered into an operating lease agreement with monthly rental payments of $2,961 which continues through July 2011. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we may not be able to meet our obligations as they become due.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to furnish the information required by this item.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive and financial officer, based on her evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d(e)) as of the end of the period covered by the Quarterly Report on Form 10-Q has concluded that (i) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.

This report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the quarter ended September 30, 2008, we commenced our principal operations, hired 3 new employees, including accounting personnel. These changes are not expected to affect, and are not reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 2. SALE OF UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 14, 2008, the Company issued 7,090,150 shares of common stock to the Tucker Family Spendthrift Trust for the conversion of the convertible note payable in the amount of $45,300, and other advances made to the Company through October 14, 2008 totaling $25,602.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
  No.    Title of Document
-------  -----------------

3(i).1   Articles of Incorporation (1)

3(i).2   Amended Articles of Incorporation (1)

3(i).3   Second Amended Articles of Incorporation (1)

3(ii).1  By-laws (1)

31       Certification of the Chief Executive & Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
_________

(1) incorporated by reference to the Registrant's filing of Form S-1 as filed with the Securities and Exchange Commission on September 15, 2008

(2) Filed herewith


                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.


October 27, 2008          /s/ Michelle Tucker
                          -------------------
                          Michelle Tucker, Chief Executive and Financial Officer