Form 10-K
period 2008-12-31
Apollo Entertainment Group, Inc.
filed 2009-03-17
CIK 1444702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

      FOR THE YEAR ENDED DECEMBER 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

      Commission File Number 333-153495
                             ----------

                        APOLLO ENTERTAINMENT GROUP, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


               Florida                                       22-3962092
   -------------------------------                       -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation of organization)                       Identification No.)

   150 East Angeleno, Suite 1426, Burbank California            91502
   -------------------------------------------------           --------
   (Address of principal executive offices)                    Zip Code

   Registrant's telephone number, including area code       (818) 539-6507
                                                            --------------

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                        [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.               [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                        Accelerated filer         |_|
Non-accelerated filer   |_|                        Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  [ ] Yes [X] No

As of March 16, 2009, there are 15,377,393 shares of the registrants common stock outstanding.

                           FORWARD-LOOKING INFORMATION

The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that its forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized. The Company's actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Apollo Entertainment Group, Inc. ("Apollo", the "Company" or the "Registrant") is a Florida corporation incorporated in the state of Florida on April 12, 2007 under the name Pop Starz Publishing Corp. On June 24, 2008 pursuant to the unanimous consent of the holders of the outstanding common stock we changed our name to Apollo Entertainment Group, Inc. Formerly we were a wholly owned subsidiary of Pop Starz Records, Inc. Pursuant to our offering, the shareholders of Pop Starz Records, Inc. received 1 share of Apollo for every 3 shares of Pop Starz Records, Inc. beneficially owned as of the record date, which was the close of business on September 30, 2008.

On June 14, 2008, the Company formed a wholly owned subsidiary, Alpha Music Mfg. Corp, ("Alpha'). Alpha is a Florida corporation, and a wholly owned subsidiary of Apollo.

The Registrant is currently a holding company. All of its operations are conducted through its wholly owned subsidiary, Alpha. Alpha is engaged in the business of pressing vinyl records, CD/CD Rom duplication and DVD duplication. Alpha will also offer graphic art design and various printed paraphernalia used in the Music industry.

PRODUCT LINE

Alpha is one of the few remaining vinyl LP pressing plants in the country, which is dedicated to manufacturing high quality vinyl pressings for the music industry.

Alpha also offers the replication of CD's and DVD's in "cost effective" small runs as well as processing larger quantities using raw disc and print purchased and then assembling them in jewel cases and making them "retail ready" for current regular and future customers.

COMPETITIVE BUSINESS CONDITIONS AND THE ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

There is currently limited demand for LPs. Currently, we have two principal competitors. We do not believe that these two competitors are capable of meeting current client demand. As a result, we believe that this represents an excellent targeted group to expand our operations. However, should the market for LPs grow, we face competition from large record labels with significantly greater financial resources, technical, promotional, marketing resources and greater name recognition. This will enable these competitors to attract new customers and most likely, compete more effectively on a cost basis. Alpha intends to compete by offering high quality record pressings at a competitive price, focusing on the quality of the work, not the quantity.

NUMBER OF FULL TIME EMPLOYEES

We currently have four full time employees and two part time employees.

EMPLOYMENT AND DIRECTOR AGREEMENTS

Effective September 1, 2008, the Company entered into an employment agreement with Michelle Tucker, whereby she is to receive compensation in the amount of $3,000 per month for serving as President to the Company. Michelle Tucker also receives 5,000 shares of common stock per month for serving as the Chief Financial Officer to the Company and an additional 5,000 shares per month for serving as a Director. If she serves as a Chairman of any committee, she is to receive an additional 2,500 shares, and if she serves on any committees, she is to receive 1,250 shares per month served.

Effective October 1, 2008, the Company, through its subsidiary Alpha, entered into an employments agreement with Linford and Kathleen Ellis. Mr. Ellis is to receive compensation in the amount of $4,000 per month. Mrs. Ellis is to receive compensation in the amount of $2,000. We also entered into a consulting agreement with Jeffery Collins. Mr. Collins is to receive compensation in the amount of $1,000 per month. As an inducement for the aforementioned individuals, the Company issued 600,000 shares of Apollo common stock to Mr. Collins and 300,000 shares each to Mr. and Mrs. Ellis. The shares vest ratably over a period of three years and are subject to forfeiture if either employees or consultant do not remain with Alpha for a period of three years.

INFLATION AND SEASONALITY

Although the demand for manufactured product is usually quite "seasonal" due to the fact that Alpha will be concentrating on pressing catalog as well as new releases, the "Buying / Ordering patterns of the majority of its customer base will be quite consistent year round.

We do not believe that our operations are significantly impacted by inflation.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.  DESCRIPTION OF PROPERTY

LOCATION:

Our administrative office is located in Burbank, California. An affiliate of our chief executive officer, the Tucker Family Spendthrift Trust, provides this space to the Company at a cost of $1,000 per month. Included within this cost are telephone and fax lines, computers and other related office equipment.

Alpha conducts its business operations in Plantation, Florida where it leases a 5,000 square foot warehouse facility. Alpha pays a monthly rent of $2,961.33 pursuant to the terms and conditions of a three year lease, which commenced on August 1, 2008 and which includes an option for three additional years at an annual increase of 5% per annum. We believe that this space is sufficient for our current and planned needs.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

No matter was submitted to vote of our security holders during the fourth fiscal quarter covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

There is currently no public trading market for our common stock. The Company has applied for trading of its shares on the Over-the-Counter Bulletin (commonly known as the OTCBB). The Company can provide no assurances that their application will be accepted.

HOLDERS

As of March 16, 2009, there were approximately 84 holders of record of our common stock.

DIVIDENDS

The Registrant has not declared any cash dividends on its common stock since the company's inception and does not anticipate doing so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any equity compensation plan. However, we have entered into agreements with four individuals whereby they receive shares of our common stock pursuant to their employment and directors agreements. Pursuant to those agreements, during the year ended December 31, 2008, the Company issued 1,220,000 shares of common stock of the registrant.

RECENT SALES OF UNREGISTERED SECURITIES

At various dates since our incorporation through December 31, 2008, we have issued a total of 13,110,150 unregistered shares of our Common Stock. Sales of unregistered shares of Common Stock were made to in reliance on Section 4(2) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, and the certificates assigned a legend to prevent transfer except in compliance with applicable laws. In addition, each subscriber was provided with access to the Registrant's officers, directors, books and records to obtain any information.

Date:                No. of Shares     Name                        Consideration
----------------     -------------     -----------------------     -------------

July 5, 2007               100,000     Pop Starz Records, Inc.              $100

June 30, 2008            4,700,000     Pop Starz Records, Inc.             4,700

July 1, 2008               600,000     Jeffery Collins (1)                   600

July 1, 2008               300,000     Linford Ellis (1)                     300

July 1, 2008               300,000     Kathleen Ellis (1)                    300

October 14, 2008         7,090,150     Tucker Family
                                       Spendthrift Trust (2)              70,901

October 14, 2008            20,000     Michelle Tucker (1)                   200
                     -------------                                 -------------
                        13,110,150                                 $      77,101
                     =============                                 =============

(1) All stock issued were issued pursuant to employment, directors and consulting agreements entered into between the respective shareholder and the Company. (2) Shares were issued as repayments of advances and notes payable made to the Company.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. You should not assume that the information contained in this prospectus is accurate as of any date other than the date set forth on the cover. Changes to the information contained in this prospectus may occur after that date and the Company does not undertake any obligation to update the information unless required to do so by law.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

We operate our business through our wholly owned subsidiary, Alpha Music Mfg. Corp. Alpha is engaged in the business of vinyl LP pressing, as well as CD/CD Rom and DVD duplication, "branding" recording artists. Famous Records plan is to sign artists to contracts in which the artist is brought into the process as part of the "team." The artist will participate in achieving the business goals while at the same time reinforce their creative energies. Our goal is to focus on a different aspect of emerging opportunities in the music industry. We will primarily rely on digital distribution of music. In this way, we will be able to tap a worldwide market with limited costs.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the periods presented. The following selected financial information is derived from our historical consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.

RESULTS OF OPERATIONS

For the years ended December 31, 2008 and 2007, we had a net loss of $126,171 and $239 respectively. We had no revenues for the year ended December 31, 2007. Revenues for the year ended December 31, 2008 were $69,761 The current year increase in revenues is due to commencing our operations under our subsidiary Alpha Music Mfg. Corp.

The increase in general and administrative expenses from $239 for the year ended December 31, 2007 to $136,706 for the year ended December 31, 2008 is due to commencing our operations under Alpha Music Mfg. Corp, as well as wages, rent, legal and accounting fees incurred during the year ended December 31, 2008, were there were none in the year ended December 31, 2007. We anticipate that going forward that we will continue to incur an increase in our operating expenses and general and administrative expenses, as the 2008 expenses were primarily incurred in the second half of 2008 when we commenced our operations.

LIQUIDITY AND CAPITAL RESOURCES

We have through December 31, 2008 relied on a note payable from the Tucker Family Spendthrift Trust in the amount of $45,300 and other short term cash advances made to the Company by our president and/or affiliated entities of our president. On various dates throughout 2008, these advances have been repaid through the issuance of 2,560,150 shares of our common stock. There can be no assurance that Ms. Tucker, or any affiliate, will continue to make these advances.

At December 31, 2008 we have cash on hand of $2,884, accounts receivable of $12,077 and inventory valued at $5,518. We have a deficit in working capital of $61,250, and have an accumulated deficit of $126,410.

Subsequent to December 31, 2008, the Company has issued 2,217,209 shares of common stock at $.02 to related parties for advances, compensation, and accrued liabilites through March 2009. The Tucker Family Spendthrift Trust has advanced the Company approximately $8,300 subsequent to year end.

Over the next twelve months, we plan to market and promote the services offered by Alpha Music Mfg. Corp. We intend to rely on word of mouth referrals and use the personal contacts of Linford Ellis, the President of Alpha, and our Board of Directors, to expand operations. If revenues are sufficient, we may also rely on display advertising in trade journals.

We will need to raise additional funds, either from loans from our officers or other debt sources. We may also raise additional funds through the sale of our common stock. No assurance can be provided however, that such additional funding will be available, or if available, on terms acceptable to the Company. If we cannot identify additional funding sources in the future and we do not generate revenues in excess of our expenses, there is a substantial likelihood that we will have to cease operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting Company we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS.

The financial statements and schedules are included herewith commencing on page F-1.

   Reports of Independent Registered Public Accounting Firms ..........   F-1

   Consolidated Balance Sheets ........................................   F-2

   Consolidated Statements of Operations ..............................   F-3

   Consolidated Statements of Changes in Stockholders' Equity (Deficit)   F-4

   Consolidated Statements of Cash Flows ..............................   F-5

   Notes to Consolidated Financial Statements .........................   F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company's chairman of the board and chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

ITEM 9A(T). CONTROLS AND PROCEDURES

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our director and executive officer is provided below:

NAME                 POSITION
----                 --------

Michelle Tucker      President/Secretary/Treasurer/Director

Linford Ellis        President/Director: Alpha

Kathleen Ellis       Vice President/Director: Alpha

Jeffrey Collins      Director: Alpha

         MICHELLE TUCKER, age 50, serves as our sole officer and serves on our Board of Directors. She also serves as an officer and director of Beta Music Group, Inc. and Pop Starz Records, Inc. Ms. Tucker received a Bachelor of Science Degree in Criminal Justice from the University of Florida in 1979. From 1984 to 1986, Ms. Tucker continued her education toward a Masters Degree by attending Florida Atlantic University and Florida International University.

         LINFORD ELLIS, age 55, is the president of Alpha Music Mfg. Corp. and a music industry veteran. Prior to joining Alpha, he was the founder and president of NSL Manufacturing, Inc. ("NSL") Mr. Ellis began his music career as a research and development engineer for CBS Records / Sony BMG, in the United Kingdom where he honed his skills in research and development while learning vinyl and CD duplication methods and other technologies. In 1992, NSL was established to meet the growing needs of the music industry and other businesses seeking high quality, low-cost media duplication services.

         KATHLEEN ELLIS age 55, serves as the vice president of Alpha Music Mfg. Corp. Prior to joining Alpha she worked at NSL Manufacturing. As the vice president of Alpha she is responsible for the day to day in house administrative functions of the business.

         JEFFREY COLLINS, age 68, serves as the president of Famous Records and serves on the Famous Records Board of Directors. He is also an officer of Alpha Music Group, Inc. Mr. Collins has over 50 years working in various divisions of the music industry. He began his career in the United Kingdom where he owned a chain of record stores, a wholesale distribution company and a record label. He has produced records and worked with many major label record companies including MCA and Jive records. Mr. Collins holds degrees from both Leeds College of Commerce and the University of London.

FAMILY RELATIONSHIPS.

Kathleen Ellis and Linford Ellis are husband and wife. Except as set forth herein, there are no family relationships among the Registrant's directors and executive officers.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of our outstanding common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") within specified time periods. Such officers, directors and shareholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2008.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors and executive officers serving in any capacity for our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

CORPORATE GOVERNANCE

We do not have an audit committee, compensation committee or nominating committee. We do not have sufficient funds to secure officer and directors insurance and we do not believe that we will be able to retain an independent Board of Directors in the immediate future. We do not believe that we will be able to attract independent board members until such time as a market for our common stock develops.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid to our Chief Executive Officer and to the Officers of our Subsidiary Alpha Music Mfg. Corp. for each of the fiscal years ended December 31, 2008 and 2007. We did not have any other executive officers whose total annual salary and bonus exceeded $100,000 for the periods presented.

SUMMARY COMPENSATION TABLE
                                                                                   NON-QUALIFIED
                                                                    NONEQUITY        DEFERRRED
                                                STOCK    OPTION   INCENTIVE PLAN   COMPENSATION      ALL OTHER
NAME AND                      SALARY    BONUS   AWARDS   AWARDS    COMPENSATION      EARNINGS      COMPENSATION    TOTAL
PRINCIPAL POSITION     YEAR     ($)      ($)    ($)(1)     ($)         ($)             ($)              ($)         ($)
--------------------   ----   -------   -----   ------   ------   --------------   -------------   ------------   -------
Michelle Tucker,
Chief Executive and    2008   $12,000   $   -   $    -   $    -       $    -          $    -          $  300      $12,300
Financial Officer      2007         -       -        -        -            -               -               -            -

Linford Ellis,
President of Alpha     2008   $24,000   $   -     $200   $    -       $    -          $    -          $    -      $24,200
Music Mfg Corp.        2007         -       -        -        -            -               -               -            -

Kathleen Ellis,
Vice President of      2008   $12,000   $   -     $200   $    -       $    -          $    -          $    -      $12,200
Alpha Mfg Corp.        2007         -       -        -        -            -               -               -            -

   (1) Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R). Amounts are calculated using the par value of the common stock as there is no trading market, and management believes that par value is the best estimate of the fair market value of the stock on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 16, 2009, concerning the beneficial ownership of shares of Common Stock of the Company by
(i) each person known by the Company to beneficially own more than 5% of the Company's Common Stock; (ii) each Director; (iii) the Company's Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group. To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

                                                   Shares Beneficially Owned(1)
Title of                                          -----------------------------
Class      Name and Address of Beneficial Owner     Number     Percent of Class
--------   ------------------------------------   ----------   ----------------

Common     Tucker Family Spendthrift Trust (2)    10,495,187         68.3%
Stock      150 E. Angeleno Avenue #1426
           Burbank, CA 91502

Common     Michelle Tucker (2)                     3,009,331         19.6%
Stock      150 E. Angeleno Avenue #1426
           Burbank, CA 91502

Common     Jeffery Collins (3)                       600,000          3.9%
Stock      5645 Coral Springs Drive #207
           Coral Springs, FL 33076

Common     Linford Ellis                             300,000          2.0%
Stock      1400 NW 65th Ave, Bay A
           Plantation, FL 33313

Common     Kathleen Ellis                            300,000          2.0%
Stock      1400 NW 65th Ave, Bay A
           Plantation, FL 33313

Common     All Directors and Officers as a Group   4,209,331         27.4%
Stock

(1) All shares of common stock are owned directly.

(2) Michelle Tucker is a co-trustee of the Tucker Family Spendthrift Trust. Ms. Tucker, together with the Tucker Family Spendthrift Trust is the primary shareholder of Apollo Entertainment Group, Inc., owning approximately 88% of the currently issued and outstanding shares of common stock.

(3) Jeffery Collins is a Director of Alpha Music Mfg. Corp.

(4) Linford Ellis is the President of Alpha Music Mfg. Corp.

(5) Kathleen Ellis is the Vice President of Alpha Music Mfg. Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth below, the Company did not have any transactions during fiscal years 2008 and 2007 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded the lessor of $120,000 or the average of the registrants Total Assets for the preceding two fiscal years.

During the years ended December 31, 2008 and 2007, the Tucker Family Spendthrift Trust has advanced the Company $31,959 and nil, respectively. Additionally, the Company entered into a note payable with the Tucker Family Spendthrift Trust in the amount of $50,000 during June 2008. Michelle Tucker, our President and Chief Executive and Financial Officer is a trustee of the Tucker Family Spendthrift Trust. The Company has issued the Tucker Family Spendthrift Trust 7,090,150 shares as repayment towards the advances and the note payable made to the Company through December 31, 2008.

DIRECTOR INDEPENDENCE

Our director is Michelle Tucker. Ms. Tucker is also our President and Chief Executive and Financial Officer and is therefore not considered independent.

"Independent director" means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons shall not be considered independent:

         (A) a director who is, or at any time during the past three years was, employed by the company;

         (B) a director who accepted or who has a Family Member who accepted any compensation from the company in excess of $100,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

            (i) compensation for board or board committee service;

            (ii) compensation paid to a Family Member who is an employee (other than an executive officer) of the company; or

            (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation.

Provided, however, that in addition to the requirements contained in this paragraph (B), audit committee members are also subject to additional, more stringent requirements under Rule 4350(d).

         (C) a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

         (D) a director who is, or has a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

            (i) payments arising solely from investments in the company's securities; or

            (ii) payments under non-discretionary charitable contribution matching programs.

         (E) a director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

         (F) a director who is, or has a Family Member who is, a current partner of the company's outside auditor, or was a partner or employee of the company's outside auditor who worked on the company's audit at any time during any of the past three years.

         (G) in the case of an investment company, in lieu of paragraphs
(A)-(F), a director who is an "interested person" of the company as defined in
Section 2(a)(19) of the Investment Company Act of 1940, other than in his or her capacity as a member of the board of directors or any board committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. All other fees consist primarily of fees incurred to review our registration statement filings, proxy statements, and 8-K's related to the asset sales.

                                 December 31, 2008    December 31, 2007
                                 -----------------    -----------------
   (i)     Audit Fees                  $2,450               $    -
   (ii)    Audit Related Fees          $    -               $    -
   (iii)   Tax Fees                    $    -               $    -
   (iv)    All Other Fees              $    -               $    -

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Our Officer and Director serves as the Company's Audit Committee. The Audit Committee does not have a financial expert serving at this time due to the size and nature of the Company. The Company intends to seek such an expert at such time as we develop a market for our common stock.

All audit and non-audit services are pre-approved by the Audit Committee, which consists of the member of the board of directors which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm's attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures. The Audit Committee has considered the role of Stan J.H. Lee, CPA in providing services to us for the fiscal year ended December 31, 2008 and has concluded that such services are compatible with such firm's independence.

                                     PART IV

ITEM 15. EXHIBITS.

Exhibit
  No.    Title of Document
-------  -----------------

3(i).1   Articles of Incorporation (1)

3(i).2   Amended Articles of Incorporation (1)

3(i).3   Second Amended Articles of Incorporation (1)

3(ii).1  By-laws (1)

23.1     Consent of Stan J.H. Lee, CPA (2)

31       Certification of the Chief Executive & Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
_________

(1) incorporated by reference to the Registrant's filing of Form S-1 as filed with the Securities and Exchange Commission on September 15, 2008

(2) Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Apollo Entertainment Group, Inc.


                                        /s/ Michelle Tucker
                                        -------------------
                                        Michelle Tucker, President and
                                        Chief Executive and Financial Officer
                                        (Principal Executive Officer)

                                        Dated: March 16, 2009

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                            Title                            Date
----------                            -----                            ----

/s/ Michelle Tucker        President, CEO, CFO and Director       March 16, 2009
-------------------        (Principal Executive and
Michelle Tucker            Financial Officer)

                               Stan J.H. Lee, CPA
              2160 North Central Rd Suite 203 * Fort Lee * NJ 07024
                   P.O. Box 436402 * San Ysidro* CA 92143-9402
               619-623-7799 * Fax 619-564-3408 * stan2u@gmail.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Shareholders and Board Members of
Apollo Entertainment Group, Inc.

We have audited the accompanying balance sheet of Apollo Entertainment Group, Inc. as of December 31, 2008 and the related statements of operation, changes in stockholders' equity and cash flows for the year then ended.

These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apollo Entertainment Group, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage, has suffered a loss, has a net capital deficiency and has yet to generate an internal cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA
----------------------
Stan J.H. Lee, CPA
March 9, 2009
Fort Lee, New Jersey

          REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD MEMBER OF NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                 APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,   December 31,
                                                         2008           2007
                                                     ------------   ------------

                                     ASSETS

Current Assets:
   Cash ........................................      $   2,884      $       -
   Accounts receivable .........................         12,077              -
   Prepaid expenses ............................          1,000              -
   Inventory ...................................          5,518              -
                                                      ---------      ---------
      Total Current Assets .....................         21,479              -

Equipment ......................................         12,580              -
                                                      ---------      ---------

   Total Assets ................................      $  34,059      $       -
                                                      =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ............................      $  22,137      $       -
   Accrued liabilities .........................          1,251              -
   Accrued wages ...............................          1,722              -
   Accrued liabilities-related party ...........         58,119              -
                                                      ---------      ---------
   Total Current Liabilities ...................         83,229              -
                                                      ---------      ---------

   Total Liabilities ...........................         83,229              -
                                                      ---------      ---------

Stockholders' Equity
   Common stock, $.001 par value
     100,000,000 authorized
     13,110,150 and 100,000 issued
     and outstanding, respectively .............         13,110            100
   Additional Paid in Capital ..................         64,130            139
   Accumulated deficit .........................       (126,410)          (239)
                                                      ---------      ---------
   Total Stockholders' Equity ..................        (49,170)             -
                                                      ---------      ---------
   Total Liabilities and Stockholders' Equity ..      $  34,059      $       -
                                                      =========      =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                 APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    2008                2007
                                                -----------         -----------

Revenue ................................        $    69,761         $         -

Cost of sales ..........................             58,106                   -
                                                -----------         -----------

Gross profit ...........................             11,655                   -

General administrative expenses ........            136,706                 239
                                                -----------         -----------

Loss from operations ...................           (125,051)               (239)
                                                -----------         -----------

Income tax expense .....................                  -                   -

Interest expense .......................             (1,120)                  -
                                                -----------         -----------

Net Loss ...............................        $  (126,171)        $      (239)
                                                ===========         ===========

Basic and Diluted
   Loss per Common Share ...............        $     (0.02)        $         -
                                                ===========         ===========

Basic and Diluted Weighted Average
   Common Shares Outstanding ...........          6,223,413             100,000
                                                ===========         ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                          APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                                        Total
                                     Common Stock          Paid in     Accumulated   Stockholders'
                                  Shares       Amount      Capital       Deficit        Equity
                                ----------   ----------   ----------   -----------   -------------
Balance, April 12, 2007, date
  of inception ..............            -   $        -   $        -   $        -    $          -

Proceeds from Founders shares      100,000          100          139            -             239
Net Loss ....................            -            -            -         (239)           (239)
                                ----------   ----------   ----------   ----------    ------------
Balance, Decemeber 31, 2007 .      100,000          100          139         (239)              -

Proceeds from Founders shares
  issued ....................    4,700,000        4,700            -            -           4,700

Issuance of shares of common
  stock for prepaid expenses     1,200,000        1,200            -            -           1,200

Issuance of shares of common
  stock for repayment of
  advances and debt .........    7,090,150        7,090       63,811            -          70,901

Issuance of shares of common
  stock for services-related
  party .....................       20,000           20          180            -             200
Net Loss ....................            -            -            -     (126,171)       (126,171)
                                ----------   ----------   ----------   ----------    ------------
Balace, December 31, 2008 ...   13,110,150   $   13,110   $   64,130   $ (126,410)   $    (49,170)
                                ==========   ==========   ==========   ==========    ============

                            The Accompanying Notes are an Integral Part
                                    of the Financial Statements
                                                F-4

                     APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          From the date
                                                         For the year      of Inception
                                                            ended         April 12, 2007
                                                         December 31,     to December 31,
                                                             2008               2007
                                                         ------------     ---------------
OPERATING ACTIVITIES
Net loss ........................................         $(126,171)         $    (239)
Adjustments to reconcile net income (loss) to net
  cash Provided (used) by operating activities:
Depreciation ....................................               996                  -
Amortization of prepaid expenses ................               400                  -
Accured interest payable-related party ..........             1,117                  -
Changes in Assets and Liabilities:
   Accounts receivable ..........................           (12,077)                 -
   Inventory ....................................            (5,518)                 -
   Accounts payable .............................            22,137                  -
   Accrued wages ................................             1,722                  -
   Accrued liabilities ..........................             1,251                  -
   Accrued liabilities-related party ............            82,603                  -
                                                          ---------          ---------
      Net Cash Used by Operating Activities .....           (33,540)              (239)
                                                          ---------          ---------

FINANCING ACTIVITIES
Purchase of equipment ...........................           (13,576)                 -
                                                          ---------          ---------
      Net Cash Used in Investing Activities .....           (13,576)                 -
                                                          ---------          ---------

INVESTING ACTIVITIES
Proceeds from issuance of common stock ..........             4,700                239
Proceeds from note payable-related party ........            45,300                  -
                                                          ---------          ---------
      Net Cash Provided by Financing Activities .            50,000                239
                                                          ---------          ---------

Net Increase in Cash ............................             2,884                  -
                                                          ---------          ---------

Cash at Beginning of Period .....................                 -                  -
                                                          ---------          ---------
Cash at End of Period ...........................         $   2,884          $       -
                                                          =========          =========

Supplemental Disclosures:
Cash paid for income taxes ......................         $       -          $       -
                                                          =========          =========
Cash paid for interest ..........................         $       -          $       -
                                                          =========          =========

Non Cash Transactions:
   Stock issued for prepaid expenses ............         $   1,200          $       -
                                                          =========          =========
   Repayment of accrued liabilites related party          $  29,184          $       -
                                                          =========          =========
   Repayment of note payable through issuance
      common stock ..............................         $  45,300          $       -
                                                          =========          =========

                       The Accompanying Notes are an Integral Part
                               of the Financial Statements
                                           F-5

                 APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2008, Pop Starz Records, Inc., the former parent of Apollo Entertainment Group, Inc. announced its intention to spin off Apollo through the payment of a stock dividend at the rate of one share of Apollo for each three shares of Pop Starz Records, Inc. As of that date, Apollo ceased being a subsidiary of Pop Starz Records, Inc.

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

                 APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

INVENTORY

Inventory is stated at the lower of cost or market.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets.

REVENUE RECOGNITION

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

FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash, accounts receivable and accounts payable and accrued liabilities-related parties. The carrying amounts of these financial instruments approximate fair value because of their short term maturity.

ADVERTISING

Advertising costs are charged to operations when incurred. For the years ended December 31, 2008 and 2007 we did not incur any advertising expense.

INCOME TAXES

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

                 APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2008, the Company did not have any dilutive securities outstanding..

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS 141R, "Business Combinations" ("SFAS 141R"), which replaces FASB SFAS 141, "Business Combinations". This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company's results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R could have a material effect on our financial position, results of operations or cash flows if we consummate any acquisitions.

                 APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

NOTE 2:  RELATED PARTY TRANSACTIONS

On April 12, 2007 in connection with the formation of the Company, the founder of the Company received 100,000 shares of common stock from the Company for an aggregate of $239 or $.001 per share. The shares have been adjusted from 10,000 to 100,000 to reflect the change in par value from $.01 to $.001.

On June 25, 2008, the Company entered into a convertible note payable with the Tucker Family Spendthrift Trust in the amount of $45,300. The convertible note payable bears interest at the rate of 8% per annum, and was due on June 25, 2009. The note holder had the right to convert the note payable into shares of common stock at the rate of $.01 of principal for each share of common stock. On October 14, 2008, the holder made the election to convert the note payable to shares of common stock, and therefore, the Company issued 4,530,000 shares of common stock to the Tucker Family Spendthrift Trust.

During the period from July through October 2008 the Tucker Family Spendthrift Trust advanced the Company funds totaling $28,978.

On October 14, 2008, the Company issued 2,560,150 shares to the Tucker Family Spendthrift Trust as repayment of advances made to the Company through that date.

Through November and December 2008, the Tucker Family Spendthrift advanced the Company an additional $3,789.

                 APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, Accrued liabilities-related party consists of the following:

Accrued wages and officers compensation ..   $45,715
Accrued rent .............................     6,000
Accrued interest payable .................     1,117
Due to the Tucker Family Spendthrift Trust     5,287
                                             -------
                                             $58,119
                                             =======

NOTE 3:  INCOME TAXES

At December 31, 2008 and 2007 deferred tax assets consist of the following:

                                          December 31,
                                       2008        2007
                                     --------    --------
Federal loss carryforwards .......   $ 19,000    $      -
State operating loss carryforwards      9,000           -
                                     --------    --------
                                       28,000           -
Less: valuation allowance ........    (28,000)          -
                                     --------    --------
                                     $      -    $      -
                                     ========    ========

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

During the year ended December 31, 2008, the valuation allowance increased by $28,000.

As of December 31, 2008, the effective tax rate is lower than the statutory rate due to net operating losses.

The net operating loss carry forwards begin to expire in 2027 for federal purposes and in 2012 for state purposes.

NOTE 4:  STOCKHOLDERS' EQUITY

At December 31, 2008, the authorized capital of the Company consists of 100,000,000 shares of common stock with a par value of $.001. There were 13,110,150 and 100,000 shares of common stock issued and outstanding at December 31, 2008 and 2007, respectively.

On September 15, 2008, the Company filed an S-1 registration statement with the Securities and Exchange Commission registering 4,553,081 shares of Apollo's common stock which were held by Pop Starz Records, Inc. the former Parent of the Company. These registered shares were distributed by Pop Starz Records, Inc. to the shareholders of Pop Starz Records, Inc. At the time of the distribution, Pop Starz Records, Inc. ceased to be the Company's parent. The registration statement was declared effective on October 3, 2008.

                 APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:  COMMITMENTS

On June 26, 2008, the Company, through its subsidiary Alpha, entered into a lease agreement for an office and warehouse facility. The lease commenced August 1, 2008 with monthly rental payments of $2,961. The lease continues through July 2011. Rent expense included in general and administrative expenses for the year ended December 31, 2008 and 2007 related to the aforementioned lease agreement was $17,807 and nil, respectively.

A schedule of future minimum payments due under the operating lease is as follows:

     Year Ending
     December 31,      Amount
     ------------      -------

         2009          $35,532
         2010           35,532
         2011           20,727
                       -------
                       $91,791
                       =======

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

Effective July 1, 2008, the Company entered into a month to month lease agreement with the Tucker Family Spendthrift Trust, a related party, for administrative office space. The monthly rental expense associated with the lease is $1,000 per month. Rent expense included in general and administrative expenses for the year ended December 31, 2008 and 2007 related to the aforementioned lease agreement was $6,000 and nil, respectively.

                 APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective July 1, 2008, the Company entered into an agreement with Mrs. Michelle Tucker for her service as a Director. Mrs. Tucker is compensated as follows:

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

NOTE 6:  GOING CONCERN

At December 31, 2008, the Company has a working capital deficit in the amount of $61,750 and has an Accumulated Deficit of $126,410. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through cash flows from operations, short-term loans from its shareholders and additional equity investments, which will enable the Company to continue operations for the coming year.

NOTE 7:  SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company has issued 2,217,209 shares of common stock at $.02 to related parties for advances, compensation, and accrued liabilites. The Tucker Family Spendthrift Trust has advanced the Company approximately $8,300 subsequent to year end.