Form 10-Q
period 2009-03-31
Apollo Entertainment Group, Inc.
filed 2009-05-15
CIK 1444702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: MARCH 31, 2009

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                       COMMISSION FILE NUMBER: 333-153495

                        APOLLO ENTERTAINMENT GROUP, INC.
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  |_| Yes |X| No

                                 TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

   Unaudited Condensed Consolidated  Balance Sheets as of March 31, 2009
   and December 31, 2008 ...................................................   3

   Unaudited Condensed Consolidated Statements of Operations for the Three
   Months Ended March 31, 2009 and 2008 ....................................   4

   Condensed Consolidated Statement of Shareholders' Equity (Deficit) for
   the year ended December 31, 2008 and the three months ended
   March 31, 2009 (unaudited) ..............................................   5

   Unaudited Condensed Consolidated Statements of Cash Flows for the Three
   Months Ended March 31, 2009 and 2008 ....................................   6

   Notes to Unaudited Condensed Financial Statements .......................   7

Item 2.   Management's Discussion and Analysis or Plan of Operation ........  12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk .......  13

Item 4T.  Controls and Procedures ..........................................  13

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ................................................  14

Item 1A   Risk Factors .....................................................  14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ......  14

Item 3.   Defaults Upon Senior Securities ..................................  14

Item 4.   Submission of Matters to a Vote of Security Holders ..............  15

Item 5.   Other information ................................................  15

Item 6.   Exhibits .........................................................  15

Signatures .................................................................  15

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        APOLLO ENTERTAINMENT GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,    December 31,
                                                         2009           2008
                                                      -----------   ------------
                                                      (unaudited)    (audited)
                                     Assets
Current Assets:
   Cash ...........................................    $   5,347     $   2,884
   Accounts receivable ............................        6,209        12,077
   Prepaid expenses ...............................        1,400         1,000
   Inventory ......................................        3,283         5,518
                                                       ---------     ---------
      Total Current Assets ........................       16,239        21,479

Equipment .........................................       11,697        12,580
                                                       ---------     ---------

   Total Assets ...................................    $  27,936     $  34,059
                                                       =========     =========

                      Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable ...............................    $  28,410     $  22,137
   Accrued liabilities ............................           93         1,251
   Accrued wages ..................................          804         1,722
   Accrued liabilities-related party ..............       61,957        58,119
                                                       ---------     ---------
      Total Current Liabilities ...................       91,264        83,229
                                                       ---------     ---------

   Total Liabilities ..............................       91,264        83,229
                                                       ---------     ---------

Stockholders' Equity
   Common stock, $.001 par value
    100,000,000 authorized 15,377,359 and
    13,110,150 issued and outstanding, respectively       15,377        13,110
   Additional Paid in Capital .....................      107,207        64,130
   Accumulated deficit ............................     (185,912)     (126,410)
                                                       ---------     ---------
      Total Stockholders' Equity ..................      (63,328)      (49,170)
                                                       ---------     ---------
      Total Liabilities and Stockholders' Equity ..    $  27,936     $  34,059
                                                       =========     =========

                 See accompanying notes to financial statements

                        APOLLO ENTERTAINMENT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the
                                                         Three Months
                                                             Ended
                                                           March 31,
                                                   2009                 2008
                                               ------------         ------------


Revenue ..............................         $     28,517         $          -

Cost of sales ........................               19,556                    -
                                               ------------         ------------

Gross profit .........................                8,961                    -

General administrative expenses ......               68,456                    -
                                               ------------         ------------

Loss from operations .................              (59,495)                   -
                                               ------------         ------------

Income tax expense ...................                    -                    -

Interest expense .....................                   (7)                   -
                                               ------------         ------------

Net Loss .............................         $    (59,502)        $          -
                                               ============         ============

Basic and Diluted
  Loss per Common Share ..............         $      (0.00)        $          -
                                               ============         ============

Basic and Diluted Weighted Average
  Common Shares Outstanding ..........           14,017,034                    -
                                               ============         ============

                 See accompanying notes to financial statements

                                  APOLLO ENTERTAINMENT GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)
                                                                                         Total
                                           Common Stock       Paid in   Accumulated   Stockholders'
                                         Shares      Amount   Capital     Deficit       Deficit
                                       ----------   -------   --------  -----------   -------------
Balance, Decemeber 31, 2007 ........      100,000       100        139        (239)             -

Proceeds from Founders shares
  issued at par value of $.001 on
  June 25, 2008 ....................    4,700,000     4,700          -           -          4,700

Issuance of shares of common
  stock at par value of $.001 for
  prepaid expenses on July 1, 2008 .    1,200,000     1,200          -           -          1,200

Issuance of shares of common stock
  for repayment of advances and debt    7,090,150     7,090     63,811           -         70,901

Issuance of shares of common stock
  for services-related party .......       20,000        20        180           -            200

Net Loss ...........................            -         -          -    (126,171)      (126,171)
                                       ----------   -------   --------   ---------      ---------
Balance, December 31, 2008 .........   13,110,150    13,110     64,130    (126,410)       (49,170)

Issuance of common stock for
  repayment of advances and
  services related party ...........    2,267,209     2,267     43,077           -         45,344

Net Loss ...........................            -         -          -     (59,502)       (59,502)
                                       ----------   -------   --------   ---------      ---------
Balance March 31, 2009 .............   15,377,359   $15,377   $107,207   $(185,912)     $ (63,328)
                                       ==========   =======   ========   =========      =========

                           See accompanying notes to financial statements

                                                 5

                        APOLLO ENTERTAINMENT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  For the
                                                            Three Months Ended
                                                                 March 31,
                                                             2009         2008
                                                           --------     --------

OPERATING ACTIVITIES:
Net loss ..............................................    $(59,502)    $      -
Adjustments to reconcile net income (loss) to net cash
 Provided (used) by operating activities:
   Amortization of prepaid expenses ...................         100            -
   Depreciation .......................................         883            -
   Stock issued for services ..........................       1,000            -
   Stock issued for related party services, expenses,
    and accrued liabilities ...........................      12,300            -
Changes in Assets and Liabilities:
   Accounts receivable ................................       5,868            -
   Inventory ..........................................       2,235            -
   Accounts payable ...................................       6,273            -
   Accrued wages ......................................        (918)           -
   Accrued liabilities ................................      (1,158)           -
   Accrued liabilities-related party ..................      15,929            -
                                                           --------     --------
      Net Cash Used by Operating Activities ...........     (16,990)           -
                                                           --------     --------

FINANCING ACTIVITIES:
Proceeds from related party advances ..................      19,453            -
                                                           --------     --------
      Net Cash Provided by Financing Activities .......      19,453            -
                                                           --------     --------


Net Increase in Cash ..................................       2,463            -
                                                           --------     --------

Cash at Beginning of Period ...........................       2,884            -
                                                           --------     --------
Cash at End of Period .................................    $  5,347     $      -
                                                           ========     ========

Supplemental Disclosures:
Cash paid for income taxes ............................    $      -     $      -
                                                           ========     ========
Cash paid for interest ................................    $      -     $      -
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

                        APOLLO ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

INCOME (LOSS) PER SHARE:

In accordance with SFAS No. 128, "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2009, there were no potentially dilutive securities outstanding.

                        APOLLO ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a non-controlling interest, calculation and disclosure of the consolidated net income attributable to the parent and the non-controlling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained non-controlling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 Company has not had a material effect on the financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, "Business Combinations" ("SFAS 141R"), which replaces FASB SFAS 141, "Business Combinations". This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. The adoption of SFAS No. 141R has not had a material effect on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133." ("SFAS 161"). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity's use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Its adoption has not had a material impact on our financial position, results of operations or cash flows.

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

Through November and December 2008, the Tucker Family Spendthrift advanced the Company an additional $3,789.

During the three months ended March 31, 2009 the Tucker Family Spendthrift Trust advanced the Company $19,453. In February 2009, the Company issued 667,209 shares as repayment toward the advances. The Company also issued 475,000 shares to the Tucker Family Spendthrift Trust for accrued rent and rent expense during the period ended March 31, 2009.

At March 31, 2009 and December 31, 2008, Accrued liabilities-related party consists of the following:

                                                  March 31,      December 31,
                                                    2009             2008
                                                  ---------      ------------
Accrued wages and officers compensation ..         $52,154         $45,715
Accrued rent .............................               -           6,000
Accrued interest payable .................           1,117           1,117
Due to the Tucker Family Spendthrift Trust           8,686           5,287
                                                   -------         -------
                                                   $61,957         $58,119
                                                   =======         =======

                        APOLLO ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: STOCKHOLDERS' EQUITY

At March 31, 2009, the authorized capital of the Company consists of 100,000,000 shares of common stock with a par value of $.001. There were 15,377,359 shares of common stock issued and outstanding at March 31, 2009.

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

NOTE 4: GOING CONCERN

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

NOTE 5: SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Tucker Family Spendthrift Trust has advanced the Company approximately $4,000.

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

Apollo Entertainment Group, Inc was formed in April 2007, as a wholly owned subsidiary of Pop Starz Records, Inc. Pop Starz Records, Inc., the Parent of Apollo Entertainment Group, Inc. announced its intention to spin off Apollo through the payment of a stock dividend at the rate of one share of Apollo for each three shares of Pop Starz Records, Inc. As of this date, Apollo ceased being a subsidiary of Pop Starz Records, Inc.

The Company, through its subsidiary, Alpha Music Mfg. Corp., offers the services of Audio CD/CD Rom duplication and replication, audio cassette duplication, DVD duplication, and vinyl record pressing throughout the United States.

RESULTS OF OPERATIONS

For the three months ended March 31, 2009 we reported revenues and cost of sales of $28,517 and $19,556. There were no comparable revenues or cost of sales reported in the same period of the prior year as we were in the development stage through July 2008.

General and Administrative expenses reported for the three months ended March 31, 2009 were $68,456. The Company was incorporated in April 2007, therefore, there were no similar expenses in the same period of the prior year. General and Administrative expenses for the period ended March 31, 2009 consisted primarily of legal and accounting fees, wages and salaries, and rent expense.

LIQUIDITY

At March 31, 2009, we have a deficit in working capital of $75,025, and an accumulated deficit of $185,912. We commenced our primary operations in July 2008. Due to our operating loss, and accumulated deficit, our independent auditor has raised doubts about our ability to continue as a going concern. Management believes that we will be able satisfy our ongoing operations, however, if revenues from operations are not sufficient, to meet these obligations, management will seek additional funding from related party advances or third party financing. There can be no assurance that any financing will be available, or if available, on terms acceptable to us.

CAPITAL RESOURCES

At March 31, 2009 our current assets consist of cash, accounts receivable, prepaid expenses, and inventory totaling $16,239 as compared to $21,479 at December 31, 2008. Our current liabilities consist of accounts payable, accrued wages and accrued liabilities-related party, $91,264 as compared to $83,229 at December 31, 2008. The increase in the liabilities and the decrease in our current assets is due to our current operations being insufficient to fund our operations. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we may not be able to meet our obligations as they become due.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. .

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation under the, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 2. SALE OF UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 14, 2008, the Company issued 7,901,500 shares of common stock to the Tucker Family Spendthrift Trust for the conversion of the convertible note payable in the amount of $45,300, and other advances made to the Company through October 14, 2008 totaling $25,840

In February 2009, the Company issued 667,209 shares of common stock to the Tucker Family Spendthrift Trust as repayment of cash advances in the amount of $13,344 made to the Company. Additionally, the Company issued 475,000 shares of common stock to the Tucker Family Spendthrift Trust for accrued rent, prepaid rent, and rent expense for total consideration valued at $9,500.

In February 2009, the Company issued 1,075,000 shares to an Officer of the Company for compensation and service as a Director, for consideration valued at $21,500.

In February 2009, the Company issued 50,000 shares of common stock to a consultant for services. The shares were valued at $1,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Set forth below is a list of exhibits to this quarterly report on Form 10Q.

Exhibit
Number                                 Description
-------  ----------------------------------------------------------------------

  31 Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Apollo Entertainment Group, Inc.

Date:  May 15, 2009                     By: /s/ Michelle Tucker
                                            -------------------
                                        Michelle Tucker
                                        Chief Executive Officer