Form 10-Q
period 2009-06-30
Apollo Entertainment Group, Inc.
filed 2009-08-19
CIK 1444702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: JUNE 30, 2009

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

                               1400 NW 65th Avenue
                                      Bay A
                              Plantation, FL 33313
                              --------------------
                    (Address of principal executive offices)

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

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the
registrant was required to submit and post such files).           |_| Yes |_| No

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

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                       |_| Yes |X| No

         As of August 16, 2009 there were 16,644,625 shares of common stock outstanding.

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Unaudited Condensed Consolidated Balance Sheets as of
           June 30, 2009 and December 31, 2008 .............................   3

           Unaudited Condensed Consolidated Statements of Operations for
           the Three and Six Months Ended June 30, 2009 and 2008 ...........   4

           Condensed Consolidated Statement of Shareholders' Equity
           (Deficit) for the year ended December 31, 2008 and the
           six months ended June 30, 2009 (unaudited) ......................   5

           Unaudited Condensed Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 2009 and 2008 .....................   6

           Notes to Unaudited Condensed Consolidated Financial Statements ..   7

Item 2.    Management's Discussion and Analysis or Plan of Operation .......  11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ......  12

Item 4.    Controls and Procedures .........................................  13

Item 4T.   Controls and Procedures .........................................  13

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ...............................................  13

Item 1A    Risk Factors ....................................................  13

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .....  13

Item 3.    Defaults Upon Senior Securities .................................  14

Item 4.    Submission of Matters to a Vote of Security Holders .............  14

Item 5.    Other information ...............................................  14

Item 6.    Exhibits ........................................................  14

Signatures .................................................................  14

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        APOLLO ENTERTAINMENT GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30,    December 31,
                                                          2009          2008
                                                      -----------   ------------
                                                      (unaudited)    (audited)
                                     ASSETS
Current Assets:
  Cash ............................................    $   8,241     $   2,884
  Accounts receivable .............................        5,782        12,077
  Prepaid expenses ................................          800         1,000
  Inventory .......................................          380         5,518
                                                       ---------     ---------
    Total Current Assets ..........................       15,203        21,479

Equipment, net ....................................       11,197        12,580

Due from related party ............................          750             -
                                                       ---------     ---------

    Total Assets ..................................    $  27,150     $  34,059
                                                       =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ................................    $  33,365     $  22,137
  Accrued liabilities .............................          500         1,251
  Accrued wages ...................................        1,148         1,722
  Accrued liabilities-related party ...............       81,232        58,119
                                                       ---------     ---------
    Total Current Liabilities .....................      116,245        83,229
                                                       ---------     ---------

    Total Liabilities .............................      116,245        83,229
                                                       ---------     ---------

Stockholders' Equity
  Common stock, $.001 par value 100,000,000
    authorized 16,644,625 and 13,110,150 issued
    and outstanding, respectively .................       16,645        13,110
  Additional Paid in Capital ......................      131,285        64,130
    Accumulated deficit ...........................     (237,025)     (126,410)
                                                       ---------     ---------
      Total Stockholders' Equity ..................      (89,095)      (49,170)
                                                       ---------     ---------
      Total Liabilities and Stockholders' Equity ..    $  27,150     $  34,059
                                                       =========     =========

                 See accompanying notes to financial statements

                                APOLLO ENTERTAINMENT GROUP, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)
                                      For the Three Months Ended      For the Six Months Ended
                                               June 30,                       June 30,
                                     ----------------------------   ----------------------------
                                         2009            2008           2009            2008
                                     ------------    ------------   ------------    ------------
Revenue ..........................   $     35,316    $          -   $     63,833    $          -

Cost of sales ....................         18,429               -         37,985               -
                                     ------------    ------------   ------------    ------------

Gross profit .....................         16,887               -         25,848               -

General administrative expenses ..         65,616               -        136,456               -
                                     ------------    ------------   ------------    ------------

Loss from operations .............        (48,729)              -       (110,608)              -
                                     ------------    ------------   ------------    ------------

Income tax expense ...............              -               -              -               -

Interest expense .................              -               -             (7)              -
                                     ------------    ------------   ------------    ------------

Net Loss .........................   $    (48,729)   $          -   $   (110,615)   $          -
                                     ============    ============   ============    ============

Basic and Diluted
  Loss per Common Share ..........   $      (0.00)   $          -   $      (0.01)   $          -
                                     ============    ============   ============    ============

Basic and Diluted Weighted Average
  Common Shares Outstanding ......     15,419,368         358,242     14,742,963         229,121
                                     ============    ============   ============    ============

                         See accompanying notes to financial statements

                                                4

                                 APOLLO ENTERTAINMENT GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE SIX MONTHS ENDED JUNE 30, 2009
                                                                                        Total
                                        Common Stock       Paid in     Accumulated   Stockholders'
                                   Shares      Amount      Capital       Deficit        Deficit
                                ----------   ----------   ----------   -----------   -------------
Balance, Decemeber 31, 2007 .      100,000   $      100   $      139   $     (239)   $        -

Proceeds from Founders shares
 issued at par value of $.001
 on June 25, 2008 ...........    4,700,000        4,700            -            -         4,700

Issuance of shares of common
 stock at par value of $.001
 for prepaid expenses on
 July 1, 2008 ...............    1,200,000        1,200            -            -         1,200

Issuance of shares of common
 stock for repayment of
 advances and debt ..........    7,090,150        7,090       63,811            -        70,901

Issuance of shares of common
 stock for services-related
 party ......................       20,000           20          180            -           200

Net Loss ....................            -            -            -     (126,171)     (126,171)
                                ----------   ----------   ----------   ----------    ----------
Balance, December 31, 2008
 (audited) ..................   13,110,150       13,110       64,130     (126,410)      (49,170)

Issuance of common stock for
 repayment of advances and
 services related party .....    3,534,475        3,535       67,155            -        70,690

Net Loss ....................            -            -            -     (110,615)     (110,615)
                                ----------   ----------   ----------   ----------    ----------

Balance June 30, 2009
 (unaudited) ................   16,644,625   $   16,645   $  131,285   $ (237,025)   $  (89,095)
                                ==========   ==========   ==========   ==========    ==========

                          See accompanying notes to financial statements

                                                 5

                        APOLLO ENTERTAINMENT GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        For the Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                           2009           2008
                                                        ---------      ---------
OPERATING ACTIVITIES:
Net loss ..........................................     $(110,615)     $       -
Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities:
  Amortization of prepaid expenses ................           200              -
  Depreciation ....................................         1,383              -
  Stock issued for services .......................         1,000              -
  Stock issued for related party services,
   expenses, and accrued liabilities ..............        37,300              -
Changes in Assets and Liabilities:
  Accounts receivable .............................         6,295              -
  Due from related party ..........................          (750)             -
  Inventory .......................................         5,138              -
  Accounts payable ................................        11,228              -
  Accrued wages ...................................          (574)             -
  Accrued liabilities .............................          (751)             -
  Accrued liabilities-related party ...............        24,570              -
                                                        ---------      ---------
    Net Cash Used by Operating Activities .........       (25,576)             -
                                                        ---------      ---------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock ............             -          4,700
Proceeds from note payable-related party ..........             -         45,300
Proceeds from related party advances ..............        30,933              -
                                                        ---------      ---------
    Net Cash Provided by Financing Activities .....        30,933         50,000
                                                        ---------      ---------

Net Increase in Cash ..............................         5,357         50,000
                                                        ---------      ---------

Cash at Beginning of Period .......................         2,884              -
                                                        ---------      ---------
Cash at End of Period .............................     $   8,241      $  50,000
                                                        =========      =========


Supplemental Disclosures:
Cash paid for income taxes ........................     $       -      $       -
                                                        =========      =========
Cash paid for interest ............................     $       -      $       -
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

The Company, through its subsidiary, Alpha Music Mfg. Corp., offers the services of Audio CD/CD Rom duplication and replication, DVD duplication, and vinyl record pressing throughout the United States.

Apollo is a holding corporation. All of our operations are conducted through our subsidiary, Alpha Music Mfg. Corp. which is a Florida corporation, incorporated on June 24, 2008.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Management has evaluated subsequent events, and the impact on the reported results and disclosures, through August 17, 2009, which is the date these financial statements were filed with the Securities and Exchange Commission.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB released FSP SFAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("SFAS No. 157-4"). SFAS No. 157-4 supersedes SFAS No. 157-3. SFAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and

                        APOLLO ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

level of activity for the asset/liability has significantly decreased. SFAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, SFAS No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009 (June 30, 2009 for the Company) and shall be applied prospectively. SFAS No. 157-4 does not have a material impact on the preparation of and disclosures in the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 on June 30, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 ("SFAS No. 166"). The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. Additionally, SFAS No. 166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and also requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS No. 166 is effective for fiscal periods ending after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). SFAS No. 167 amends guidance in Interpretation 46
(R) for determining whether an entity is a variable interest entity in addition to subjecting enterprises to a number of other requirements including, among other things: (i) requiring an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity and specifies the characteristics the primary beneficiary of a variable interest entity must have to be designated as such; (ii) requiring an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance; (iii) requiring the ongoing reassessments of

                        APOLLO ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

whether an enterprise is the primary beneficiary of a variable interest entity;
(iv) the elimination of the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and (v) adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that investors of the equity investment at risk, as a group, lose the power from voting or similar rights of the investment to direct the activities of the entity that have the most significant impact on the entity's economic performance. SFAS No. 167 is effective for fiscal and interim periods ending after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 167.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for fiscal and interim periods ending after September 15, 2009 (September 30, 2009 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 168.

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

Through November and December 2008, the Tucker Family Spendthrift advanced the Company an additional $3,789.

                        APOLLO ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2009 the Tucker Family Spendthrift Trust advanced the Company $30,933. In February 2009 and June 2009, the Company issued shares totaling 1,319,475 shares as repayment toward the advances. The Company also issued 625,000 shares to the Tucker Family Spendthrift Trust for accrued rent and rent expense during the period ended June 30, 2009.

At June 30, 2009 and December 31, 2008, Accrued liabilities-related party consists of the following:

                                                   June 30,      December 31,
                                                     2009            2008
                                                   --------      ------------
Accrued wages and officers compensation ..         $70,285          $45,715
Accrued rent .............................               -            6,000
Accrued interest payable .................           1,117            1,117
Due to the Tucker Family Spendthrift Trust           9,830            5,287
                                                   -------          -------
                                                   $81,232          $58,119
                                                   =======          =======

NOTE 3: STOCKHOLDERS' EQUITY

At June 30, 2009, the authorized capital of the Company consists of 100,000,000 shares of common stock with a par value of $.001. There were 16,644,625 shares of common stock issued and outstanding at June 30, 2009.

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

NOTE 5: SUBSEQUENT EVENTS

Subsequent to June 30, 2009, the Tucker Family Spendthrift Trust has advanced the Company approximately $1,500

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2009 we reported revenues and cost of sales of $35,316 and $18,429. For the six months ended June 30, 2009 we reported revenues and cost of sales of $63,833 and $37,985. There were no comparable revenues or cost of sales reported in the same periods of the prior year as we were in the development stage through July 2008.

General and Administrative expenses reported for the three and six months ended June 30, 2009 were $65,616 and $135,546, respectively. The Company was incorporated in April 2007, and from that date, through July 2008, there was no other activity, therefore, there were no similar expenses in the same period of the prior year. General and Administrative expenses for the three and six month periods ended June 30, 2009 consisted primarily of legal and accounting fees, wages and salaries, and rent expense.

LIQUIDITY

At June 30, 2009, we have a deficit in working capital of $101,042, and an accumulated deficit of $237,025. We commenced our primary operations in July 2008. Due to our operating loss, and accumulated deficit, our independent auditor has raised doubts about our ability to continue as a going concern in their report for the year ended December 31, 2008. Management believes that we will be able satisfy our ongoing operations, however, if revenues from operations are not sufficient, to meet these obligations, management will seek additional funding from related party advances or third party financing. There can be no assurance that any financing will be available, or if available, on terms acceptable to us.

CAPITAL RESOURCES

At June 30, 2009 our current assets consist of cash, accounts receivable, prepaid expenses, and inventory totaling $15,203 as compared to $21,479 at December 31, 2008. Our current liabilities consist of accounts payable, accrued wages and accrued liabilities-related party, $116,245 as compared to $83,229 at December 31, 2008. The increase in the liabilities and the decrease in our current assets is due to our current operations being insufficient to fund our operations. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we may not be able to meet our obligations as they become due.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

ITEM 4T. CONTROLS AND PROCEDURES.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation under the, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

In February 2009, the Company issued 1,075,000 shares to an Officer of the Company for compensation and service as a Director, for consideration valued at $21,000.

In February 2009, the Company issued 50,000 shares of common stock to a consultant for services. The shares were valued at $1,000.

In June 2009, the Company issued 652,266 shares of common stock to the Tucker Family Spendthrift Trust as repayment of cash advances in the amount of $13,045 made to the Company. Additionally, the Company issued 150,000 shares of common stock to the Tucker Family Spendthrift Trust for accrued rent, prepaid rent, and rent expense for total consideration valued at $3,000.

In June 2009, the Company issued 465,000 shares to an Officer of the Company for compensation and service as a Director, for consideration valued at $9,300.

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

  32 Certification of the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Apollo Entertainment Group, Inc.

Date:  August 19, 2009                  By: /s/ Michelle Tucker
                                            -------------------
                                        Michelle Tucker
                                        Chief Executive Officer