Form 10-Q
period 2009-09-30
Apollo Entertainment Group, Inc.
filed 2009-11-10
CIK 1444702

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _____to_____

                        Commission file number 333-153495

                        Apollo Entertainment Group, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Florida                               22-3962092
       ----------------------             -------------------------------
      (State of Incorporation)           (IRS Employer identification No.)

          20900 N.E. 30th Ave., 8th Floor, Aventura, FL        33180
          ---------------------------------------------      --------
             (Address of principal executive offices)       (Zip Code)

                    Issuer's telephone number, (786) 871-4858
                   -------------------------------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                   Accelerated filer [ ]
Non-accelerated filer [ ]                     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ___ No _X_

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 5, 2009 we had 16,644,659 shares of common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Unaudited Condensed Consolidated Balance Sheets as of
           September 30, 2009 and December 31, 2008 ........................   3

           Unaudited Condensed Consolidated Statements of Operations for
           the Three and Nine Months Ended September 30, 2009 and 2008 .....   4

           Condensed Consolidated Statement of Shareholders' Equity
           (Deficit) for the year ended December 31, 2008 and the
           Nine Months Ended September 30, 2009 (unaudited) ................   5

           Unaudited Condensed Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 2009 and 2008 ...............   6

           Notes to Unaudited Condensed Consolidated Financial Statements ..   7

Item 2.    Management's Discussion and Analysis or Plan of Operation .......  11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ......  12

Item 4.    Controls and Procedures .........................................  12

Item 4T.   Controls and Procedures .........................................  12

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ...............................................  13

Item 1A    Risk Factors ....................................................  13

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .....  13

Item 3.    Defaults Upon Senior Securities .................................  13

Item 4.    Submission of Matters to a Vote of Security Holders .............  13

Item 5.    Other information ...............................................  14

Item 6.    Exhibits ........................................................  14

Signatures .................................................................  14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        APOLLO ENTERTAINMENT GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,   December 31,
                                                         2009           2008
                                                    -------------   ------------
                                                     (unaudited)     (audited)

                                     ASSETS
Current Assets:
  Cash .........................................      $   3,256      $   2,884
  Accounts receivable ..........................          6,113         12,077
  Prepaid expenses .............................            700          1,000
  Inventory ....................................            380          5,518
                                                      ---------      ---------
    Total Current Assets .......................         10,449         21,479

Equipment, net .................................          9,931         12,580

Due from related party .........................          1,750              -
                                                      ---------      ---------

  Total Assets .................................      $  22,130      $  34,059
                                                      =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable .............................      $  32,354      $  22,137
  Accrued liabilities ..........................          1,230          1,251
  Accrued wages ................................          1,148          1,722
  Accrued liabilities-related party ............        136,862         58,119
                                                      ---------      ---------
    Total Current Liabilities ..................        171,594         83,229
                                                      ---------      ---------


  Total Liabilities ............................        171,594         83,229
                                                      ---------      ---------

Stockholders' Equity
  Common stock, $.001 par value 100,000,000
    authorized 16,644,625 and 13,110,150 issued
    and outstanding, respectively ..............         16,645         13,110
  Additional Paid in Capital ...................        131,285         64,130
  Accumulated deficit ..........................       (297,394)      (126,410)
                                                      ---------      ---------
    Total Stockholders' Equity .................       (149,464)       (49,170)
                                                      ---------      ---------

  Total Liabilities and Stockholders' Equity ...      $  22,130      $  34,059
                                                      =========      =========

                 See accompanying notes to financial statements

                                 APOLLO ENTERTAINMENT GROUP, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)
                                                For the                         For the
                                             Three Months                     Nine Months
                                                 Ended                           Ended
                                             September 30,                    September 30,
                                         2009            2008             2009           2008
                                     ------------    ------------    ------------    ------------
Revenue ..........................   $     13,782    $     30,700    $     77,615    $     30,700

Cost of sales ....................         14,700          28,325          54,571          28,325
                                     ------------    ------------    ------------    ------------

Gross profit .....................           (918)          2,375          23,044           2,375

General administrative expenses ..         59,280          67,253         194,021          67,253
                                     ------------    ------------    ------------    ------------

Loss from operations .............        (60,198)        (64,878)       (170,977)        (64,878)
                                     ------------    ------------    ------------    ------------

Income tax expense ...............              -               -               -               -

Interest expense .................              -            (674)             (7)           (674)
                                     ------------    ------------    ------------    ------------

Net Loss .........................   $    (60,198)   $    (65,552)   $   (170,984)   $    (65,552)
                                     ============    ============    ============    ============

Basic and Diluted
  Loss per Common Share ..........   $      (0.00)   $      (0.01)   $      (0.01)   $      (0.03)
                                     ============    ============    ============    ============

Basic and Diluted Weighted Average
  Common Shares Outstanding ......     16,644,625       6,000,000      15,383,816       2,169,963
                                     ============    ============    ============    ============

                          See accompanying notes to financial statements

                                                 4

                                       APOLLO ENTERTAINMENT GROUP, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2009
                                                                                                    Total
                                                 Common Stock          Paid in    Accumulated   Stockholders'
                                             Shares       Amount       Capital      Deficit        Deficit
                                           ----------   ----------   ----------   -----------   -------------
Balance, Decemeber 31, 2007 ............      100,000          100          139         (239)            -

Proceeds from Founders shares issued
 at par value of $.001 on June 25, 2008     4,700,000        4,700            -            -         4,700

Issuance of shares of common stock at
 par value of $.001 for prepaid expenses
 on July 1, 2008 .......................    1,200,000        1,200            -            -         1,200

Issuance of shares of common stock for
 repayment of advances and debt ........    7,090,150        7,090       63,811            -        70,901

Issuance of shares of common stock for
 services-related party ................       20,000           20          180            -           200

Net Loss ...............................            -            -            -     (126,171)     (126,171)
                                           ----------   ----------   ----------   ----------    ----------
Balance, December 31, 2008 (audited) ...   13,110,150       13,110       64,130     (126,410)      (49,170)

Issuance of common stock for repayment
 of advances and services related party     3,534,475        3,535       67,155            -        70,690

Net Loss ...............................            -            -            -     (170,984)     (170,984)
                                           ----------   ----------   ----------   ----------    ----------
Balance September 30, 2009 (unaudited) .   16,644,625   $   16,645   $  131,285   $ (297,394)   $ (149,464)
                                           ==========   ==========   ==========   ==========    ==========

                                See accompanying notes to financial statements

                                                      5

                        APOLLO ENTERTAINMENT GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 For the
                                                            Nine Months Ended
                                                              September 30,
                                                            2009         2008
                                                         ---------    ---------

OPERATING ACTIVITIES:
Net loss .............................................   $(170,984)   $ (65,552)
Adjustments to reconcile net income (loss) to net cash
 Provided (used) by operating activities:
Amortization of prepaid expenses .....................         300          100
Accrued interest payable-related party ...............         674
Depreciation .........................................       3,210            -
Stock issued for services ............................       1,000            -
Stock issued for related party services, expenses, and
    accrued liabilities ..............................      38,600            -
Changes in Assets and Liabilities:
  Accounts receivable ................................       5,964      (13,353)
  Due from related party .............................      (1,750)
  Inventory ..........................................       5,138      (10,400)
  Accounts payable ...................................      10,217       22,622
  Accrued wages ......................................        (574)      20,087
  Accrued liabilities ................................         (21)           -
  Accrued liabilities-related party ..................      55,270       22,867
                                                         ---------    ---------
    Net Cash Used by Operating Activities ............     (53,630)     (22,955)
                                                         ---------    ---------

INVESTING ACTIVITIES
Purchase of equipment ................................           -       (6,650)
                                                         ---------    ---------
    Net Cash Used in Investing Activities ............           -       (6,650)
                                                         ---------    ---------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock
Proceeds from issuance of common stock ...............           -        4,700
Proceeds from note payable-related party .............           -       45,300
Proceeds from related party advances .................      54,002            -
                                                         ---------    ---------
    Net Cash Provided by Financing Activities ........      54,002       50,000
                                                         ---------    ---------

Net Increase in Cash .................................         372       20,395
                                                         ---------    ---------

Cash at Beginning of Period ..........................       2,884            -
                                                         ---------    ---------
Cash at End of Period ................................   $   3,256    $  20,395
                                                         =========    =========

Supplemental Disclosures:
Cash paid for income taxes ...........................   $       -    $       -
                                                         =========    =========
Cash paid for interest ...............................   $       -    $       -
                                                         =========    =========

                 See accompanying notes to financial statements

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Management has evaluated subsequent events, and the impact on the reported results and disclosures, through October 22, 2009, which is the date these financial statements were prepared for filing with the Securities and Exchange Commission.

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

RECENT ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: FASB Statement 141 (R), "Business Combinations," which replaces FASB Statement No. 141). FASB ASC 805-10 is effective for the Company April 1, 2009 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC 805-10 did not have an impact on the Company's financial position and results of operations although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

In April 2009, the FASB issued FASB ASC 805-10-05 (Prior authoritative literature: FSP 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies"). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. FASB ASC 805-10-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted these provisions at the beginning of the fiscal year April 1, 2009. FASB ASC 805-10-05 will be applied prospectively for acquisitions in fiscal 2010 or thereafter.

In May 2009, the FASB issued FASC Topic 855, Subsequent Events, formerly SFAS 165 ("FASC 855"), which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. FASC 855 is effective for interim and annual periods ending after June 15, 2009. We adopted FASC 855 for reporting in second quarter 2009. Adoption of FASC 855 did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Update ("ASU") 2009-01, Topic 105 - Generally Accepted Accounting Principles ("ASU 2009-01"), which superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC. ASU 2009-01 is effective for reporting periods ending after September 15, 2009. We adopted ASU 2009-01 for reporting in the second quarter 2009. The codification does not change or alter existing GAAP. Adoption of ASU 2009-01 did not have a material impact on our Consolidated Financial Statements.

FASB ASC 820-10-65-4 (Prior authoritative literature: FASB Staff Position No. FAS 157-4), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly," provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10-65-4 also provides guidance for determining when a transaction is an orderly one. The Company adopted FASB ASC 820-10-65-4 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on the Company's Consolidated Financial Statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurement and
Disclosures: Measuring Liabilities at Fair Value ("ASU 2009-05"), which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. ASU 2009-05 is effective for the first reporting period beginning after issuance. We do not expect adoption of ASU 2009-05 to have a material impact on our Consolidated Financial Statements.

CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business. See Note 5 Subsequent Events.

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

Through November and December 2008, the Tucker Family Spendthrift advanced the Company an additional $3,789.

During the nine months ended September 30, 2009 the Tucker Family Spendthrift Trust advanced the Company $51,330. In February 2009 and June 2009, the Company issued shares totaling 1,319,475 shares as repayment toward the advances. The Company also issued 625,000 shares to the Tucker Family Spendthrift Trust for accrued rent and rent expense during June 2009.

At September 30, 2009 and December 31, 2008, Accrued liabilities-related party consists of the following:

                                                  September 30,     December 31,
                                                      2009              2008
                                                  -------------     ------------
Accrued wages and officers compensation ......       $100,985         $ 45,715
Accrued rent .................................          1,000            6,000
Accrued interest payable .....................          1,117            1,117
Due to the Tucker Family Spendthrift Trust ...         33,760            5,287
                                                     --------         --------
                                                     $136,862         $ 58,119
                                                     ========         ========

NOTE 3: STOCKHOLDERS' EQUITY

At September 30, 2009, the authorized capital of the Company consists of 100,000,000 shares of common stock with a par value of $.001. There were 16,644,625 shares of common stock issued and outstanding at September 30, 2009.

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

NOTE 5: SUBSEQUENT EVENTS

Subsequent to September 30, 2009, the Tucker Family Spendthrift Trust has advanced our subsidiary Alpha Music Mfg. Corp. approximately $20,000. Alpha also received advances of $10,000 from its officers.

During October, 2009 our subsidiary Alpha Music Mfg. Corp. entered into an agreement with their leaseholder to accept the sum of $9,300 as payment in full on the past due rent balance of $13,307. Additionally, the landlord agreed to reduce the monthly rent expense from $2,961 to $2,200 per month for the remaining term of the lease.

On October 19, 2009, pursuant to a Stock Purchase and Sale Agreement sellers holding 15,950,237 shares of our common stock, including our majority shareholder who beneficially held 14,736,903 shares of common stock sold their shares of common stock for $261,365. In connection with the sale of the shares, our sole officer and director resigned her positions with the Company and appointed a new President, Chief Executive Officer, Secretary and Treasurer, and Director. Also on that date, in connection with the sale of the voting control of the common shares of the Company, the name of the Company was changed to Apollo Capital, Inc.

In relation to the change in control, as a post closing obligation of the sale of the common stock, the Company has agreed to spin off its holdings in Alpha Music Mfg. Corp. to those pre-closing shareholders of record of the Company at the close of business on (1) clearance day by the Securities and Exchange Commission of Alpha's S-1 Registration Statement, or (2) December 31, 2009, whichever is later. The company will spin off the shares on the basis of one Alpha share for every one Apollo share beneficially owned prior to the change in control.

In relation to the aforementioned sale, the Company entered into an employment agreement with Sigfried M. Klein which provides for an annual salary of $36,000 payable monthly.

Previously, the Company had entered into employment agreements with Linford Ellis, Kathleen Ellis and a consulting agreement with Jeffrey Collins. Mr. Ellis was to receive a salary of $4,000 per month, Ms. Ellis a salary of $2,000 per month while Mr. Collins was to receive a fee of $1,000 per month. The employment and consulting are "at will" and may be terminated on 60 days notice by either party. As an inducement for each individual to join Alpha, we issued Mr. Collins 600,000 shares of our common stock and Mr. and Mrs. Ellis each received 300,000 shares of common stock. The shares of common stock were to est ratably over a period of three years and were subject to forfeiture if either employee or consultant did not remain with Alpha for a period of three years. In relation to the aforementioned change in control, and subsequent spin-off the Company entered into agreements with the employees and the consultant whereby they became fully vested in their shares of common stock at the close of business on the day prior to the closing of the Stock Purchase and Sale Agreement, and upon completion of the spin off, all accrued compensation due to them shall be forgiven. Additionally, the employees and consultant also agreed to waive their right to exchange their shares of Apollo for shares in Alpha as consideration for Apollo cancelling all debt owed to Apollo by Alpha.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2009 we reported revenues and cost of sales of $13,782 and $14,700. For the nine months ended September 30, 2009 we reported revenues and cost of sales of $77,615 and $30,700. There were no comparable revenues or cost of sales reported in the same periods of the prior year as we were in the development stage through July 2008.

General and Administrative expenses reported for the three and nine months ended September 30, 2009 were $59,280 and $194,021, respectively. The Company was incorporated in April 2007, and from that date, through July 2008, there was no other activity, therefore, there were no similar expenses in the same period of the prior year. General and Administrative expenses for the three and nine month periods ended September 30, 2009 consisted primarily of legal and accounting fees, wages and salaries, and rent expense.

LIQUIDITY

At September 30, 2009, we have a deficit in working capital of $149,464, and an accumulated deficit of $297,394. We commenced our primary operations in July 2008. Due to our operating loss, and accumulated deficit, our independent auditor has raised doubts about our ability to continue as a going concern in their report for the year ended December 31, 2008. Management believes that we will be able satisfy our ongoing operations, however, if revenues from operations are not sufficient, to meet these obligations, management will seek additional funding from related party advances or third party financing. There can be no assurance that any financing will be available, or if available, on terms acceptable to us.

CAPITAL RESOURCES

At September 30, 2009 our current assets consist of cash, accounts receivable, prepaid expenses, and inventory totaling $10,449 as compared to $21,479 at December 31, 2008. Our current liabilities consist of accounts payable, accrued wages and accrued liabilities-related party, $171,594 as compared to $83,229 at December 31, 2008. The increase in the liabilities and the decrease in our current assets is due to our current operations being insufficient to fund our operations. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we may not be able to meet our obligations as they become due.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH AND CASH EQUIVALENTS

In the future, we plan to invest our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. As of September 30, 2009, we had no cash and cash equivalents subject to any market risk.

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure is currently not material.

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

ITEM 4T. CONTROLS AND PROCEDURES.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation under the, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

LIMITATIONS

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is not a party to any pending material legal proceedings.

ITEM 1A. RISK FACTORS

         As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

ITEM 5.  OTHER INFORMATION.

         Effective October 19, 2009, we moved our corporate address to 20900 N.E. 30th Ave., Aventura, Florida 33180. Our new corporate telephone number is
(786) 871-4858.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit No.    Description

31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

31.2 Chief Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

32.2 Chief Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 5, 2009

Apollo Entertainment Group, Inc.


By: /s/ Anthony Finn
--------------------
Anthony Finn
Title: Chief Executive Officer