Form 10-K
period 2009-12-31
APOLLO CAPITAL GROUP, INC.
filed 2010-05-12
CIK 1444702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

APOLLO CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	001-34296	22-3962092
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

20900 N.E. 30thAvenue, 8th Floor
Aventura, FL 33180
(Address of principal executive offices) (Zip Code)

(786) 871-4858
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: common stock, par value $.001

Indicate by check mark whether if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
☐ Yes     ☒ No

Check whether the issuer has (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes     ☒No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):
☐ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer     ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $632,653.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 16,644,659 as of May 11, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
None

As used throughout this report, unless the context otherwise requires the terms “Apollo,” “we,” “us,” “the Company” and “our Company” refer to Apollo Capital Group, Inc. and Alpha Music Mfg. Corp., its wholly-owned subsidiary, which is in the process of being spun off.  See “Item 1.  Description of Business.”

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The Company wishes to caution the reader that its forward-looking statements that are historical facts are only predictions.  No assurances can be given that the future results indicated, whether expressed or implied, will be achieved.  While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized.  Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report.  These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information.  Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.  Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized.  The Company’s actual results may vary materially.  There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

PART I

Item 1.  Description of Business.

Over the next twelve (12) months, Apollo intends to become a fully operating company engaged in mining exploration and reforestation.

Apollo was incorporated in the state of Florida on April 12, 2007 under the name “Pop Starz Publishing Corp.” as a wholly-owned subsidiary of Pop Starz Records , Inc. (“PSR”) and on June 24, 2008 changed its name to “Apollo Entertainment Group, Inc.” in connection with its spin-off to shareholders of PSR.

Apollo’s initial business, which was concluded through its wholly-owned subsidiary, Alpha Music Mfg. Corp. (“Alpha”) was the pressing of vinyl records, CD/CD Rom duplication and DVD duplication.

On October 19, 2009, pursuant to a Stock Purchase and Sale Agreement dated October 1, 2009, Mr. Manfred H. Wutzer acquired 15,950,237 shares (or approximately 95.8%) of the Company’s outstanding common stock from Mrs. Michelle Tucker, the Company’s then President, Chief Executive Officer, sole director and principal shareholder (the “Change in Control Transaction”).  Upon consummation of the Change in Control Transaction,

Ms. Tucker resigned from her positions with the Company and the following persons were appointed to the offices set forth beside their respective names:

Name	Positions

Guenter Bauer	Chairman of the Board and Director
Anthony J. Finn	Chief Executive Officer
Sigfried M. Klein	President
Joerg W. Linder	Secretary-Treasurer

Mr. Linder resigned from his positions in February 2010 for personal reasons.  See “Item 10.  Directors, Officers and Corporate Governance” for biographical information on Messrs. Bauer, Finn and Klein.

Mr. Wutzer, as the Company’s new majority shareholder, and new management elected to redirect the Company’s business activities into the fields of mining exploration and reforestation as they believed they afforded Apollo and its shareholders greater long-term growth potential.  Accordingly, in connection with the Change in Control Transaction, Apollo agreed to distribute the shares of Alpha, its wholly owned subsidiary, to Apollo’s shareholders of record immediately prior to the Change in Control Transaction.  A registration statement to effect such spin-off has been filed with the Securities and Exchange Commission (the “SEC”), but has not yet been declared effective.

Since completion of the Change in Control Transaction, we have focused our efforts on expanding our Company’s management, identifying potential properties for mining exploration and reforestation and seeking funding for Apollo’s transition into a fully operating company engaged in mining exploration and reforestation.  On December 10, 2009, we changed our name to “Apollo Capital Group, Inc.” to better reflect our intended business plan.

In March 2010, we expanded our board of directors and management with the addition of Humberto Medeiros de Moraes as Vice President, Ramon Cachafeiro Troitiño as Secretary-Treasurer and João Borges Andrade, Thorsten Barth and Ciaran Sheamus Kelly as directors.  See “Item 10.  Directors, Officers and Corporate Governance” for biographical information on such individuals.

The Company is currently exploring various options for financing its transition into an operating company engaging in mining exploration and reforestation, including private placements of our common stock in exchange for the contribution to the Company of securities and other assets.  We have not entered into any agreements with respect to any such transaction and there can be no assurance that we can do so.

We have also identified and are exploring and evaluating the acquisition of various land parcels or interests on which we plan to conduct our mining exploration and reforestation activities.  We have not entered into any agreements in this regard and there can be no assurance that we can do so, or in any case, effectively transition into an operating company.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Description of Property.

Our offices are located in an executive center at 20900 N.E. 30th Avenue, 8th Floor, in Aventura, Florida 33180.  We utilize such space pursuant to a month to month agreement at a monthly cost of approximately $215.00, which includes telephone and fax lines and related support services.

Alpha currently conducts its business operations in Plantation, Florida where it leases a 5,000 square foot warehouse facility.  Alpha pays a monthly rent of $2,961.33 pursuant to the terms and conditions of a three year lease, which commenced on August 1, 2008 and which includes an option for three additional years at an annual increase of 5% per annum.

Item 3.  Legal Proceedings.

None.

Item 4.  Removed and Reserved.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market for Common Stock

Our common stock has been quoted on the OTC Bulletin Board since June 24, 2009, originally under the symbol “APEN” and since March 30, 2010 under the symbol “APLI.”  The trading in our common stock is extremely limited and sporadic.  The following table sets forth for the periods indicated, the high and low prices for our common stock as reported by the OTC Bulletin Board.  The prices represent inter-dealer quotations without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended	High	Low

March 31, 2010	$.60	$.60
December 31, 2009	$.60	$.60

We may also seek to list our common stock for trade on various European stock exchanges, such as the Frankfurt and Berlin stock exchanges.  There can be no assurance that we can do so or that if we do so, that a regular and sustained trading market for our common stock will develop on those exchanges.

Holders

As of May 11, 2010, there were seventy (70) holders of record of our common stock.

Dividends

We have not declared any cash dividends on its common stock since our Company’s inception and do not anticipate doing so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not established any equity compensation plan.  Prior to consummation of the Change in Control Transactions, we were party to agreements with four individuals whereby they received shares of our common stock pursuant to their employment and directors agreements.  During the year ended December 31, 2009, no shares of common stock were issued to such individuals.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company.  There can be no assurance that future developments affecting the Company will be those anticipated by management.  Actual results may differ materially from those included in the forward-looking statements.  You should not assume that the information contained in this report is accurate as of any date other than the date of this report.  Changes to the information contained in this report may occur after that date and the Company does not undertake any obligation to update the information unless required to do so by law.

General

At present we are transitioning into an operating company which plans to engage in mining exploration and reforestation.  To date, our only revenues have been generated by Alpha.  We are in the process of spinning off Alpha to our former shareholders of record at the time of the Change in Control Transaction.

Results of Operations

Year ended December 31, 2009 as compared to the year ended December 31, 2008.

Sales for the year ended December 31, 2009 were $112,419 as compared to $69,761 for the year ended December 31, 2008.  Almost all of the sales were attributable to production of vinyl records by Alpha.

Cost of sales for Alpha for the years ended December 31, 2009 and 2008 were $74,056 and $58,261, respectively, with gross profits of Alpha of $38,363 and $11,655, respectively.

General and administrative expenses for the year ended December 31, 2009, were $251,643 ($172,599 of which was attributable to Alpha) as compared to general and administrative expenses of $98,017 for the year ended December 31, 2008 (all attributable to Alpha).

Net loss for the year ended December 31, 2009 was $213,899 ($144,017 of which was attributable to Alpha), as compared to $88,591 for the year ended December 31, 2008 (all attributable to Alpha).

Net loss per share for the year ended December 31, 2009 was ($0.01) based on 15,633,141 average shares outstanding.

Liquidity and Capital Resources

Through October 19, 2009, the date the Change in Control Transaction was consummated, our Company relied on a note payable from an affiliate of its former President and principal shareholder and other short term cash advances made to us by our President and principal shareholder and/or her affiliates.  All such advances were satisfied prior to consummation of the Change in Control Transaction, as were any inter-company transactions from Alpha.

Subsequent to consummation of the Change in Control Transaction, we have relied on a loan in the amount of $100,000 made in February 2010 by Eurospaininvest, S.L., a principal shareholder, and guaranteed by Manfred H. Wutzer, another principal shareholder, to meet our capital needs.  The loan is due and payable in February 2013, together with interest at the rate of five percent (5%) per annum.  The loan may be repaid at any time.  There can be no assurance that any of our principal shareholders or any members of management and our board of directors or any of their respective affiliates will make any future loans to meet our working capital needs.

In order to transition into an operating company engaged in mining exploration and reforestation, we will require and ability to continue as a gains concern is dependent upon our security significant capital.  We are currently exploring various options for raising the necessary capital, including without limitation, private placements of our common stock in exchange for the contribution to the Company of securities and other assets.  However, we have not reached any definitive agreements to raise capital and there can be no assurance given that we can successfully do so on favorable terms or otherwise.  If we are unable to meet our capital needs, there is a substantial likelihood that we may have to cease operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and schedules are included herewith commencing on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a)	Termination of Stan J.H. Lee, CPA

On March 16, 2010, the Company terminated Stan J.H. Lee, CPA (“Lee”) as the Company’s independent registered public accounting firm.  The decision to terminate Lee was authorized and approved by the Company’s sole director.

The report of Lee on the financial statements of the Company for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principle, except that Lee’s report on the Company’s financial statements for the years ended December 31, 2008 and 2007 contained an explanatory paragraph indicating that substantial doubt exists about the Company’s ability to continue as a going concern.

During the years ended December 31, 2008 and 2007 and the subsequent interim period through March 16, 2010, there were no disagreements with Lee on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Lee, would have caused Lee to make reference thereto in its reports on the financial statements for such years.  In connection with the audits of the years ended December 31, 2008 and 2007 and the subsequent interim period through march 16, 2010, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulations S-K).

(b)	Engagement of DaszkalBolton LLP

On March 16, 2010, upon authorization and approval of the Company’s sole director, the Company engaged DaszkalBolton LLP as the Company’s independent registered public accounting firm.

During the years ended December 31, 2008 and 2007 and the subsequent period through March 16, 2010, neither the Company nor anyone acting on its behalf consulted with DaszkalBolton regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K), or a reportable event (as such term is described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.  Disclosure Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and our Secretary-Treasurer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control Over Financial Reporting

Our management has also evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The name, age and positions of our directors and executive officers are set forth below.

Name	Age	Positions

Guenter Bauer	66	Chairman of the Board and Director
Anthony J. Finn	50	Chief Executive Officer
Sigfried M. Klein	48	President
Humberto Medeiros de Moraes	66	Vice President
Ramon Cachafeiro Troitiño	65	Secretary-Treasurer
João Borges Andrade	66	Director
Thorsten Barth	39	Director
Ciaran Sheamus Kelly	45	Director

Set forth is a brief description of each of our directors and executive officers.

Guenter Bauer became Chairman of the Board and a director of our Company on October 19, 2009, upon consummation of the Change in Control Transaction.  Since 2002, Mr. Bauer has owned and operated Hippocampus Corporate Development, AG, a firm specializing in the design, analysis and marketing of special investment products principally investment funds.  Mr. Bauer is a graduate of the University of St. Gall, Switzerland.  We believe that Mr. Bauer’s experience in investment and finance makes him a valuable asset to our Company.

Anthony J. Finn became Chief Executive Officer of our Company on October 19, 2009, upon consummation of the Change in Control Transaction.  Mr. Finn has been self employed as a financial consultant to clients in the United Kingdom and Brazil for the last ten (10) years.

Sigfried M. Klein became President of our Company on October 19, 2009, upon consummation of the Change in Control Transaction.  Mr. Klein holds a German Banking License issued by the Chamber of Commerce & Industry in Darmstadt, Germany.  Since 2004, Mr. Klein, who is based in Aventura, Florida, has acted as a private investment advisor focused primarily on international commercial real estate investment projects.

Humberto Madieros de Moraes became Vice President of our Company on March 25, 2010.  Since 1989, Mr. de Moraes has served as Chief Executive Officer of Capital Merchant Bank, a Sao Paolo, Brazil-based merchant banking firm.

Ramon Cachafeiro Troitiño became Secretary-Treasurer of our Company on March 25, 2010.  For at least the past eight (8) years, Mr. Troitiño has been the Managing Director of MAK, S.A., a Spanish-based investment advisory firm.  He has a background as an economist.

João Borges Andrade became a director of our Company on March 25, 2010.  Mr. Andrade has for the past fifteen (15) years been the Managing Director of TLT Marketing, S.A., a Lisbon, Portugal-based market research firm.  Mr. Andrade is an economist with a specialization in market strategies.  We believe that his experience in economics, investments and finance makes him a valuable asset to our Company.

Thorsten Barth became a director of our Company on March 25, 2010.  Mr. Barth has for the past six (6) years been the Managing Director of Deweg Investments AG, a private investment firm based in Zug, Switzerland.  His background is in banking.  We believe that his experience in banking and investments makes him a valuable asset to our Company.

Ciaran Sheamus Kelly became a director of our Company on March 25, 2010.  Mr. Kelly has for the past eight (8) years been the President of Moreline, Ltd., a London, England-based computer leasing company.  We believe that his business experience makes him a valuable asset to our Company.

Control Person

Upon consummation of the Change in Control Transaction, Mr. Manfred H. Wutzer acquired 95.8% of our outstanding  common stock and therefore may be deemed to be a “control person.”  Mr. Wutzer, 60, is the owner of International Investment & Commerce, S.A., a company involved in the design and marketing of investment products.  A resident of Palma de Mallorca, Spain, Mr. Wutzer was educated at the University of Cologne in Germany, where he received both Bachelor of Arts and Master of Business Administration degrees.

Involvement in Legal Proceedings

Neither our directors, executive officers nor our control person has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company, or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Neither our directors, executive officers nor our control person has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

Neither our directors, executive officers nor our control person are the subject of any pending legal proceeding.

Family Relationships

There are no family relationships among our directors, executive officers and control person.

Compensation of Directors

Our bylaws provide that, unless otherwise restricted by our certificate of incorporation, our board of directors has the authority to fix the compensation of directors.  The directors may be paid their expenses, if any, related to attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as our director.  Our bylaws further provide that no such payment will preclude any director from serving our Company in any other capacity and receiving compensation therefore.  Further, members of special or standing committees may be given compensation for attending committee meetings.  At present, none of our directors receive compensation for their services.

Terms of Directors and Executive Officers

All of our directors serve until the next annual meeting of shareholders and until their successors are elected by shareholders and qualified, or until their earlier death, retirement, resignation or removal.  Currently, our board of directors consists of four (4) persons.  Our bylaws authorized the board of directors to designate from among its members one or more committees and alternate members thereof, as they deem desirable, each consisting of one or more of the directors, with such powers and authority (to the extent permitted by law and these bylaws) as may be provided in such resolution.  We do not currently have any standing committees.  Executive officers serve at the pleasure of the board of directors.

Board Committees and Independence

We presently do not have any committees of the board of directors, but intend to establish audit, compensation and nominating and corporate governance committees as we transition into an operating company engaged in mining exploration and reforestation. Our board of directors has determined that each of its current members is “independent” within the meaning of the applicable rules and regulations of the SEC.

Compensation Consultants

Neither our board of directors nor management of our Company has engaged outside compensation consultants.

Governance Structure

The Company has chosen to separate the chief executive officer and chairman of the board positions.  Further, all four (4) members of the Company’s board of directors are independent.  We believe that this is the most appropriate leadership structure for the Company.

Board of Directors Role in Risk Oversight

The board of directors has periodic meetings with management and the Company’s independent auditors to perform risk oversight with respect to the Company’s internal control processes.  The Company’s board of directors is comprised entirely of independent directors.  The Company believes that the board of director’s role in risk oversight does not materially affect the leadership structure of the Company.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees.  The code of ethics codifies the business and ethical principles that govern all aspects of our business.  This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from our Secretary at our executive offices in Aventura, Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership of, and transactions in, our equity securities with the SEC.  Such directors, executive officers and 10% shareholders also are required to furnish us with copies of all Section 16(a) reports they file.

Based on a review of the copies of such reports and the written representations of such reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% shareholders were complied with during the year ended December 31, 2009.

Item 11.  Executive Compensation.

Summary Executive Compensation Table

The following table sets forth certain information concerning the compensation paid to our Chief Executive Officer and our other executive officers during the periods described below.

Name and Principal Position	Year	Salary	Stock Awards	Opinion Awards	All Other Compensation	Total Compensation
Anthony J. Finn Chief Executive Officer (1)	2009	-	-	-	-	-

Sigfried M. Klein President (1)	2009	-	-	-	-	-

Joerg W. Linder Secretary-Treasurer (2)	2009	-	-	-	-	-

Michelle Tucker	2009	-	-	-	-	-
Former President and COO (3)	2008	$12,000	-	-	-	$12,000

(1)	Messrs. Finn and Klein assumed their positions on October 19, 2009 upon consummation of the Change in Control Transaction.

(2)	Mr. Linder resigned from his positions on February 2010.

(3)	Ms. Tucker resigned as an executive officer and director of the Company effective October 19, 2009, upon consummation of the Change in Control Transaction.

Employment Agreement

Effective October 19, 2009, the Company entered into an “at will” employment agreement with Sigfried M. Klein, which provides for a monthly salary of $3,000.

We are not party to an employment agreement with any of our other executive officers.

Director Compensation

Directors of the Company are not compensated for the services as such, although the board of directors reserves the right to implement a compensation plan for non-employee directors in the future.

Outstanding Equity Awards at Fiscal Year-End

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of May 11, 2010 for:

•	each of our directors and executive officers;

•	all of our directors and executive officers as a group; and

•	any other beneficial owner of more than five percent (5%) of our outstanding common stock.

Directors and Executive Officers (1)	Shares Beneficially Owned	Percentage

Guenter Bauer	0	0
Anthony J. Finn	0	0
Sigfried M. Klein	0	0
Humberto Medeiros de Moraes	0	0
Ramon Cachafeiro Troitiño	0	0
João Borges Andrade	0	0
Thorsten Barth	0	0
Ciaran Sheamus Kelly	0	0
All directors and executive officers as a group (8 persons)	0	0

5% or greater beneficial holders (1)	0	0
Manfred H. Wutzer	13,950,237	83.8%
Eurospaininvest, P.L. (2)	2,000,000	12.0%

(1)	The address of each director, executive officer and 5% or greater beneficial owner is c/o the Company, 20900 N.E. 30th Avenue, 8th Floor, Aventura, FL 33180.

(2)	Mr. Dieter Huhn is the majority owner and sole officer of Eurospaininvest, P.L.

Item 13.  Certain Relationships and Related Transactions, Director Independence.

Prior to consummation of the Change in Control Transaction, the former principal shareholder, certain former officers and their respective affiliates advanced funds to Alpha and us for working capital purposes.  These funds aggregated approximately $67,000.  On December 2, 2009, these advances were converted into promissory notes issued by Alpha bearing interest at an annual rate of eight percent (8%) per annum.  These notes are convertible into shares of Alpha’s common stock at the rate of $0.01 per share and mature on December 1, 2011.

Subsequent to consummation of the Change in Control Transaction, we have relied on a loan in the amount of $100,000 made n February 2010 by Eurospaininvest, S.L., a principal shareholder and guaranteed by Manfred H. Wutzer, another principal shareholder, to meet our capital needs.  The loan is due and payable in February 2013, together with interest at the rate of five percent (5%) per annum.  The loan may be repaid at any time.  There can be no assurance that any of our principal shareholders or any members of management and our board of directors or any of their respective affiliates will make any future loans to meet our working capital needs.

In April 2010, Manfred H. Wutzer sold 2,000,000 shares of our common stock held by him to Eurospaininvest, S.L., a private investment banking firm owned by Dieter Huhn, for $200,000 in a private transaction.

Board Independence

Our board of directors has determined that each of its current members is “independent” within the meaning of the applicable rules and regulations of the SEC.

Conflicts Relating to Directors and Executive Officers

To date, we do not believe that there are any conflicts of interest involving our directors or executive officers.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by the independent auditors or accrued for the fiscal years ended December 31, 2009 and 2008 for professional services for the audit of the Company’s annual financial statements and the reviews included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those years were $0 and $2,450, respectively.

Audit-Related Fees

No fees were billed in each of the years ended December 31, 2009 and 2008 for assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Tax Fees

No fees were billed in each of the years ended December 31, 2009 and 2008 for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

During the years ended December 31, 2009 and 2008 there were no other fees charged by the independent auditors other than those disclosed above.

Audit Oversight

The board of directors as a whole, in its oversight of the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements, including (i) the quality and integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence and (iv) the performance of our Company’s internal audit functions and independent auditors, as well as other matters which may come before it as directed by the board of directors.  Further, the audit committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

•
be responsible for the appointment, compensation, retention, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for our Company;

•
discuss the annual audited financial statements and the quarterly unaudited financial statements with management and the independent auditor prior to their filing with the SEC in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

•
review with the Company’s financial management on a period basis (a) issues regarding accounting principles and financial statement presentations, including any significant changes in our Company’s selection or application of accounting principles, and (b) the effect of any regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of our Company;

•	monitor our Company’s policies for compliance with federal, state, local and foreign laws and regulations and our Company’s policies on corporate conduct;

•	maintain open, continuing and direct communication between the board of directors and our independent auditors; and

•
monitor our compliance with legal and regulatory requirements and shall have the authority to initiate any special investigations of conflicts of interest, and compliance with federal, state and local laws and regulations.

Policy for Pre-Approval of Audit and Non-Audit Services

Our board of directors’ policy is to pre-approve all audit services and all non-audit services that our independent auditors are permitted to perform for us under applicable federal securities regulations.  As permitted by the applicable regulations, our board of directors’ policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditors and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by our board of directors.  Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(b)        Exhibits

Exhibit No.	Description

3(i).1	Articles of Incorporation (1)

3(i).2	Amended Articles of Incorporation (1)

3(i).3	Second Amended Articles of Incorporation (1)

3(i).4	Third Amendment to Articles of Incorporation (2)

3(ii).1	By-laws (1)

10.1	Form of Stock Purchase and Sale Agreement (3)

10.2	Form of Employment Agreement with Sigfried M. Klein (3)

21.1	Subsidiaries of the Registrant (4)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Incorporated by reference to the Exhibit of the same number included in registrant’s Registration Statement on Form S-1 as filed with the SEC on September 15, 2008.

(2)	Incorporated by reference to the Exhibit included to the registrant’s Information Statement on Schedule 14C dated November 6, 2009.

(3)	Incorporated by reference to the Exhibit of the same number included in registrant’s Current Report on Form 8-K dated October 19, 2009.

(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2010	By:	/s/ Anthony J. Finn
Anthony J. Finn Chief Executive Officer (principal executive officer)

May 12, 2010	By:	/s/ Ramon Cachafeiro Troitiño
Ramon Cachafeiro Troitiño Secretary-Treasurer (principal financial officer)

May 12, 2010	By:	/s/ Humberto Medeiros de Moraes
Humberto Medeiros de Moraes Chairman of the Board and Director

May 12, 2010	By:	/s/ João Borges Andrade
João Borges Andrade Director

May 12, 2010	By:	/s/ Thorsten Barth
Thorsten Barth Director

May 12, 2010	By:	/s/ Ciaran Sheamus Kelly
Ciaran Sheamus Kelly Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Apollo Capital Group, Inc.
Aventura, Florida

We have audited the accompanying consolidated balance sheet of Apollo Capital Group, Inc. (the “Company”) as of December 31, 2009, and the related consolidated statement of operations, statement of changes in stockholder’s equity, and statement of cash flows for the year then ended. These combined consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Capital Group, Inc. as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $213,899 during the year ended December 31, 2009, and, as of that date, had a working capital deficiency of $15,695 and an accumulated deficit of $348,430 as described more fully in Notes 3 to the financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP

Boca Raton, FL
May 10, 2010

Apollo Capital Group
Consolidated Balance Sheet
December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$11,948
Accounts receivable, net	15,959
Inventory	3,561
Total current assets	31,468

Equipment, net of accumulated depreciation	9,048

Due from related parties	1,750

Total assets	$42,266

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$30,179
Accrued liabilities	9,835
Accrued salaries	7,149
Total current liabilities	47,163

Convertible notes payable - related party	67,442

Total Liabilities	114,605

Stockholders' deficit:
Common stock, $0.001 par value per share; 100,000,000 authorized
16,644,659, and 13,110,150, issued and outstanding	16,645
Additional paid in capital	259,446
Accumulated deficit	(348,430)

Total stockholders' deficit	(72,339)

Total liabilities and stockholders' deficit	$42,266

See accompanying notes to the consolidated financial statements.

Apollo Capital Group
Consolidated Statement of Operations
For the Year Ended December 31, 2009

Sales	$112,419

Cost of sales	74,056

Gross profit	38,363

General and administrative expenses	251,643

Operating loss	(213,280)

Other expense:
Interest expense	(619)

Net loss	$(213,899)

Basic and diluted loss per common share	$(0.01)

Basic and diluted weighted average shares outstanding	$15,633,141

See accompanying notes to the consolidated financial statements.

Apollo Capital Group
Consolidated Statement of Stockholder’s Deficit
For the Year Ended December 31, 2009

	Common Stock			Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, December 31, 2008 as previously stated	13,110,150	$13,110	$64,130	$(126,410)	$(49,170)

Restatement adjustment	-	-	-	(8,121)	(8,121)

Balance, December 31, 2008 as restated	13,110,150	$13,110	$64,130	$(134,531)	$(57,291)

Issuance of common shares					-
from settlement of liabilities	3,534,509	3,535	67,155	-	70,690

Forgiveness of liabilities from stockholders	-	-	113,682	-	113,682

Company expenses paid by stockholders	-	-	14,479	-	14,479

Net loss	-	-	-	(213,899)	(213,899)

Balance, December 31, 2009	16,644,659	$16,645	$259,446	$(348,430)	$(72,339)

See accompanying notes to the consolidated financial statements.

Apollo Capital Group
Consolidated Statement of Cash Flows
For the Year Ended December 31, 2009

Cash flows from operating activities:
Net loss	$(213,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,532
Allowance for bad debt	3,326
Expenses settled in shares	70,690
Expenses paid by stocholder's	14,479
(Increase) decrease in:
Accounts receivable, net	(11,034)
Prepaid expenses	1,000
Inventory	1,957
Due from related party	(1,750)
Increase in:
Accounts payable	8,042
Accrued liabilities	2,567
Accrued salaries	7,149
Due to related party	55,563
Net cash used in operating activities	(58,378)

Cash flows from investing activities:	-

Cash flows from financing activities:
Advances from stockholders	67,442
Net cash provided by financing activities	67,442

Net increase in cash and cash equivalents	9,064

Cash and cash equivalents, beginning of year	2,884

Cash and cash equivalents, end of year	$11,948

Supplemental cash flow information:
Cash paid for interest	$-
Income taxes paid	$-

See accompanying notes to the consolidated financial statements.

Apollo Capital Group
Notes to the Consolidated Financial Statements

Note 1 – Nature of Operations

Apollo Capital Group, Inc.  (“The Company” or “Apollo”) f/k/a Apollo Entertainment Group, Inc. was incorporated in the State of Florida on April 12, 2007 under the name Pop Starz Publishing Corp. as a wholly owned subsidiary of Pop Starz Records, Inc. On June 24, 2008, the Company changed its name to Apollo Entertainment Group, Inc. and on the same date, the authorized number of shares was increased from 10,000 to 100,000,000 and the par value of the common stock was changed from $ .01 to $.001.

On September 15, 2008, the Company filed an S-1 registration with the Securities and Exchange Commission registering 4,553,081 shares of Apollo’s Company stock. These registered shares were distributed by Pop Starz Records, Inc. at which time Pop Starz Records, Inc. ceased to be the Company’s parent. The registration statement was declared effective on October 3, 2008.   Following a stock sale agreement on October 19, 2009, the Company changed its name to Apollo Capital Group, Inc. on December 10, 2009.

Apollo is a holding corporation. All of its operations were conducted through its subsidiary, Alpha Music Mfg. Corp. which is a Florida corporation, incorporated on June 24, 2008. The Company, through its subsidiary, Alpha Music Mfg. Corp. (”Alpha”), offers the services of audio CD/CD Rom duplication and replication, DVD duplication, and vinyl record pressing throughout the United States.

Pursuant to the Stock Purchase and Sale Agreement (Note 5), the Company has filed a registration statement on Form S-1 to register the shares of Alpha.  Upon effectiveness of the registration statement, the Company plans to distribute the Alpha shares to the Company shareholders of record at October 18, 2009.

Note 2 – Restatement

The Company restated its financial statements as of and for the period ended December 31, 2008.  The nature and extent of the $8,121 restatement consisted of (i) an increase to the valuation allowance for doubtful accounts in the amount of $3,826 and (ii) an accrual for payroll and utility expenses in the amount of $4,295. Due to the additional allowance for doubtful accounts and accrued liabilities, the Company increased general and administrative expenses, net loss and accumulated deficit by $8,121.

Note 3 – Going Concern

At December 31, 2009, the Company has a working capital deficit in the amount of $15,695 and has an accumulated deficit of $348,430.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital. Management of the Company have developed a strategy, which it believes will accomplish this objective, through cash flows from future operations, short-term loans from its stockholders and additional equity investments, which will enable the Company to continue operations for the coming year.

See accompanying notes to the consolidated financial statements.

Apollo Capital Group
Notes to the Consolidated Financial Statements

Note 4 – Summary of Significant Accounting Policies

Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and are of an original maturity of three months or less.

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to short-term maturities of these instruments.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Alpha Music Mfg. Corp.  All significant inter-company balances and transactions have been eliminated upon consolidation.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable.

Cash
At various times during the year, the Company may have deposits with financial institutions in excess of the federally insured limits.  However, the Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

Accounts Receivable
The Company does business and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company obtains detailed credit evaluations of customers and establishes credit limits as required.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

The Company’s trade receivables reflect two major customers that represent approximately 75% of its receivables at December 31, 2009 and these same two customers accounted for approximately 38% of net sales for the year ended December 31, 2009.  The Company does not currently foresee a credit risk associated with these receivables. The Company’s operations are also concentrated in Florida.

See accompanying notes to the consolidated financial statements.

Apollo Capital Group
Notes to the Consolidated Financial Statements

Note 4 – Summary of Significant Accounting Policies, continued

Accounts Receivable
Accounts receivables are carried at the amount billed to a customer, net of the allowance for doubtful accounts.  The allowance for doubtful accounts is an estimate for credit losses based on a review of all outstanding amounts on a periodic basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  Accounts receivable are written off when deemed un-collectible.  Recoveries of accounts receivable previously written off are recorded when received.

Inventories
Inventories are valued at the lower of cost or market, with cost determined on the first in, first out (FIFO) method.  Inventories consist of supplies and finished goods.  The Company performs periodic assessments to determine the existence of expired, damaged or obsolete inventories and records necessary provisions to reduce such inventories to net realizable value.

Property and Equipment
Property and equipment are stated at cost.  Depreciation and amortization are computed using the straight-line and over the estimated useful lives of the assets which range from 5-7 years.  Expenditures for major renewals and improvements that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Management reviews property and equipment for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset.  If the carrying amount of an asset may not be recoverable, a write-off is recorded.  No impairments were recorded during the year ended December 31, 2009.

Revenue Recognition
Revenues are recognized when the products are shipped.

Shipping and Handling Costs
Shipping and handling costs are included in prices charged to customers and are reflected as part of income in reported revenues.

Advertising
Advertising costs are charged to operations in the year incurred.    There were no advertising expenses for the years ended December 31, 2009.

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days, and personal days off, depending on job classification, length of service, and other factors.  It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements.  The Company’s policy is to recognize the costs of compensated absences when actually paid to employees.

See accompanying notes to the consolidated financial statements.

Apollo Capital Group
Notes to the Consolidated Financial Statements

Note 4 – Summary of Significant Accounting Policies, continued

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company accounts for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) 740, Income Taxes (formerly referenced as FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an   interpretation of FASB Statement No. 109), which changed the framework for accounting for uncertainty in income taxes. The adoption of this standard does not have an impact on the Company's results of operations or financial position.

Income (Loss) Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. At December 31, 2009, the Company did not have any dilutive shares outstanding.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification in the third quarter of 2009, and the adoption did not have any impact on its results of operations or financial position

Note 5 – Stock Purchase And Sale Agreement

On October 19, 2009, the Company entered into a Stock Purchase and Sale Agreement between two outside, unrelated parties and the current stockholders of record comprising approximately 96% of the outstanding shares of the Company.  As a post closing obligation of the sale of the common stock of the Company, Apollo agreed to distribute its holdings in the Alpha Music Mfg. Corp. to those pre-closing stockholders of record at the close of business on (1) clearance day by the Securities and Exchange Commission of Alpha's S-1 Registration Statement, or (2) December 31, 2009, whichever is later (See Note 12). The company will distribute the shares on the basis of one Alpha share for every one Apollo share beneficially owned prior to the change in ownership.

See accompanying notes to the consolidated financial statements.

Apollo Capital Group
Notes to the Consolidated Financial Statements

Note 5 – Stock Purchase And Sale Agreement, Continued

Upon closing, the sole officer and director of the Company resigned her position and all contracts and agreements between the sellers and the Company were deemed cancelled.  In addition, all financial obligations owed to Apollo by Alpha Music Mfg. Corp. have be forgiven and cancelled.

Note 6 – Accounts Receivable

Accounts receivable consisted of the following at December 31, 2009:

Accounts receivable	$25,152
Less allowance for doubtful accounts and warranties	(9,193)
15,959

Bad debt expense for the years ended December 31, 2009 was $3,326.

Note 7 – Equipment

Equipment consisted of the following at December 31, 2009:

Office furniture and fixtures	$11,965
Equipment	1,611
Total Cost	13,576
Accumulated depreciation	(4,528)

Net property and equipment	$9,048

Depreciation expense for the years ended December 31, 2009 was $3,532.

Note 8 – Convertible Notes Payable Related Party

The stockholders and former officers of the Company have advanced funds to the Company and its subsidiary for its operations. On December 2, 2009 these advances were converted to subsidiary notes payable bearing an annual interest of 8%. The notes are convertible into shares of subsidiary common stock at the rate of $0.01 per share and mature on December 1, 2011.

See accompanying notes to the consolidated financial statements.

Apollo Capital Group
Notes to the Consolidated Financial Statements

Note 9 – Commitments

In 2008, the Company entered into a three year lease agreement for an office and warehouse space.  Monthly rental payments, including applicable use tax, are $2,961.  In October 2009, the lease was amended to reduce monthly rental payments to $2,200.  Rent expense included in general and administrative expenses amounted to $34,013 as of December 31, 2009.

A summary of estimated future minimum payments due December 31, under this lease are as follows:

2011	$26,400
2012	15,400
Total	$41,800

On October 20, 2009, the Company entered into an employment agreement with the new president of the Company for a monthly salary of $3,000 per month for an indefinite duration.  This agreement may be cancelled by either party given fourteen days notice.  This compensation is subject to periodic review by the board of directors and prospectively may also include vacation, bonus or other benefits as deemed appropriate.

Note 10 – Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.  The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carry-forwards because the likelihood of the realization of the benefit may not be established. The Internal Revenue Code contains provisions that may limit the net operating loss carry-forwards available if significant changes in stockholder ownership of the Company occur.

The provision (benefit) for income taxes is comprised of the following:

Current taxes	$-
Deferred tax benefit:
Federal net operating loss carry-forward	97,434
State net operating loss carry-forward	59,088
Projected benefit obligation, end of year	$156,522

Less valuation allowance	(156,522)

Total provision (benefit) for income taxes	$-

See accompanying notes to the consolidated financial statements.

Apollo Capital Group
Notes to the Consolidated Financial Statements

Note 11 – Related Party Transactions

In 2009, the Tucker Family Spendthrift Trust advanced the Company $51,330. In February 2009 and June 2009, the Company issued shares totaling 1,319,475 shares as repayment toward the advances. The Company also issued 625,000 shares to the Tucker Family Spendthrift Trust for accrued rent and rent expense during the year.

Note 12 – Subsequent Events

Subsequent to year end, the Company received a $100,000 loan from a principal shareholder.  Interest on the loan accrues at five percent (5%) per annum, with both principal and accrued interest due and payable in February 2013.

The Alpha registration statement on Form S-1 has not been declared effective by the SEC as of the date of this report.

See accompanying notes to the consolidated financial statements.

Stan J.H. Lee, CPA
2160 North Central Rd Suite 203, Fort Lee, NJ 07024
P.O. Box 436402, San Ysidro, CA 92143-9402
619-623-7799, Fax 619-564-3408, stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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
March 9, 2009
Fort Lee, New Jersey

REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD
MEMBER OF NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

See accompanying notes to the consolidated financial statements.

APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS

Current Assets:
Cash	$2,884	$-
Accounts receivable	12,077	-
Prepaid expenses	1,000	-
Inventory	5,518	-
Total Current Assets	21,479	-

Equipment	12,580	-

Total Assets	$34,059	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$22,137	$-
Accrued liabilities	1,251	-
Accrued wages	1,722	-
Accrued liabilities-related party	58,119	-
Total Current Liabilities	83,229	-

Total Liabilities	83,229	-

Stockholders' Equity
Common stock, $.001 par value 100,000,000 authorized 13,110,150 and 100,000 issued and outstanding, respectively	13,110	100
Additional Paid in Capital	64,130	139
Accumulated deficit	(126,410)	(239)
Total Stockholders' Equity	(49,170)	-
Total Liabilities and Stockholders' Equity	$34,059	$-

The Accompanying Notes are an Integral Part of the Financial Statements

See accompanying notes to the consolidated financial statements.

APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	2008	2007

Revenue	$69,761	$-

Cost of sales	58,106	-

Gross profit	11,655	-

General administrative expenses	136,706	239

Loss from operations	(125,051)	(239)

Income tax expense	-	-

Interest expense	(1,120)	-

Net Loss	$(126,171)	$(239)

Basic and Diluted
Loss per Common Share	$(0.02)	$-

Basic and Diluted Weighted Average
Common Shares Outstanding	6,223,413	100,000

The Accompanying Notes are an Integral Part of the Financial Statements

See accompanying notes to the consolidated financial statements.

APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

					Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, April 12, 2007, date of inception	-	$-	$-	$-	$-

Proceeds from Founders shares	100,000	100	139	-	239
Net Loss	-	-	-	(239)	(239)
Balance, Decemeber 31, 2007	100,000	100	139	(239)	-

Proceeds from Founders shares issued	4,700,000	4,700	-	-	4,700

Issuance of shares of common stock for prepaid expenses	1,200,000	1,200	-	-	1,200

Issuance of shares of common stock for repayment of advances and debt	7,090,150	7,090	63,811	-	70,901

Issuance of shares of common stock for services-related party	20,000	20	180	-	200
Net Loss	-	-	-	(126,171)	(126,171)
Balace, December 31, 2008	13,110,150	$13,110	$64,130	$(126,410)	$(49,170)

The Accompanying Notes are an Integral Part of the Financial Statements

See accompanying notes to the consolidated financial statements.

APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

		From the date
	For the year	of Inception
	ended	April 12, 2007
	December 31,	to December 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(126,171)	$(239)
Adjustments to reconcile net income (loss) to net cash Provided (used) by operating activities:
Depreciation	996	-
Amortization of prepaid expenses	400	-
Accured interest payable-related party	1,117	-
Changes in Assets and Liabilities:
Accounts receivable	(12,077)	-
Inventory	(5,518)	-
Accounts payable	22,137	-
Accrued wages	1,722	-
Accrued liabilities	1,251	-
Accrued liabilities-related party	82,603	-
Net Cash Used by Operating Activities	(33,540)	(239)

FINANCING ACTIVITIES
Purchase of equipment	(13,576)	-
Net Cash Used in Investing Activities	(13,576)	-

INVESTING ACTIVITIES
Proceeds from issuance of common stock	4,700	239
Proceeds from note payable-related party	45,300	-
Net Cash Provided by Financing Activities	50,000	239

Net Increase in Cash	2,884	-

Cash at Beginning of Period	-	-
Cash at End of Period	$2,884	$-

Supplemental Disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non Cash Transactions:
Stock issued for prepaid expenses	$1,200	$-
Repayment of accrued liabilites related party	$29,184	$-
Repayment of note payable through issuance common stock	$45,300	$-

The Accompanying Notes are an Integral Part of the Financial Statements

See accompanying notes to the consolidated financial statements.

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

See accompanying notes to the consolidated financial statements.

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

See accompanying notes to the consolidated financial statements.

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

See accompanying notes to the consolidated financial statements.

APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133." ("SFAS 161"). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity's use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

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

Through November and December 2008, the Tucker Family Spendthrift advanced the Company an additional $3,789.

See accompanying notes to the consolidated financial statements.

APOLLO ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, Accrued liabilities-related party consists of the following:

Accrued wages and officers compensation	$45,715
Accrued rent	6,000
Accrued interest payable	1,117
Due to the Tucker Family Spendthrift Trust	5,287
$58,119

NOTE 3: INCOME TAXES

At December 31, 2008 and 2007 deferred tax assets consist of the following:

	December 31,
	2008	2007
Federal loss carryforwards	$19,000	$-
State operating loss carryforwards	9,000	-
	28,000	-
Less: valuation allowance	(28,000)	-
	$-	$-

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

See accompanying notes to the consolidated financial statements.

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

A schedule of future minimum payments due under the operating lease is as follows:

Year Ending
December 31,	Amount

2009	$35,532
2010	35,532
2011	20,727
$91,791

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

See accompanying notes to the consolidated financial statements.

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

See accompanying notes to the consolidated financial statements.