Form 10-Q
period 2010-03-31
APOLLO CAPITAL GROUP, INC.
filed 2010-05-24
CIK 1444702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(Former name, former address and former fiscal year, if change since last report)

Check whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):
☐ Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,644,659 as of May 24, 2010.

TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2009 and the three months ended March 31, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Discussion About Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6.	Exhibits	13

Signatures		14

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

APOLLO CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$60,549	$11,948
Accounts receivable, net	9,026	15,959
Inventory	2,025	3,561
Total current assets	71,600	31,468

Equipment, net of accumulated depreciation	8,165	9,048

Due from related parties	1,750	1,750

Total assets	$81,515	$42,266

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$38,043	$30,179
Accrued liabilities	12,271	9,835
Accrued salaries	149	7,149
Accrued liabilities - related party	2,100	-
Total current liabilities	52,563	47,163

Convertible notes payable - related party	85,461	67,442
Loan payable - stockholder	90,000	-

Total Liabilities	228,024	114,605

Stockholders' deficit:
Common stock, $0.001 par value per share; 100,000,000 authorized 16,644,659, issued and outstanding	16,645	16,645
Additional paid in capital	259,446	259,446
Accumulated deficit	(422,600)	(348,430)

Total stockholders' deficit	(146,509)	(72,339)

Total liabilities and stockholders' deficit	$81,515	$42,266

See accompanying notes to the condensed consolidated financial statements.

APOLLO CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009

Sales	$14,922	$28,517

Cost of sales	14,175	19,556

Gross profit	747	8,961

General and administrative expenses	73,196	68,456

Operating loss	(72,449)	(59,495)

Other expense:
Interest expense	(1,721)	(7)

Net loss	$(74,170)	$(59,502)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	16,644,659	14,017,034

See accompanying notes to the condensed consolidated financial statements.

APOLLO CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE THREE MONTHS ENDED MARCH 31, 2010

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2008 as previously stated	13,110,150	$13,110	$64,130	$(126,410)	$(49,170)

Restatement adjustment	-	-	-	(8,121)	(8,121)

Balance, December 31, 2008 as restated	13,110,150	$13,110	$64,130	$(134,531)	$(57,291)

Issuance of common shares from settlement of liabilities	3,534,509	3,535	67,155	-	70,690

Forgiveness of liabilities from stockholders	-	-	113,682	-	113,682

Company expenses paid by stockholders	-	-	14,479	-	14,479

Net loss	-	-	-	(213,899)	(213,899)

Balance, December 31, 2009	16,644,659	16,645	259,446	(348,430)	(72,339)

Net loss	-	-	-	(74,170)	(74,170)

Balance, March 31, 2010	16,644,659	$16,645	$259,446	$(422,600)	$(146,509)

See accompanying notes to the condensed consolidated financial statements.

APOLLO CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(74,170)	$(59,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	883	983
Stock issued for services	-	13,300
Decrease in:
Accounts receivable, net	6,933	5,868
Inventory	1,536	2,235
(Increase) decrease in:
Accounts payable	7,864	6,273
Accrued liabilities	2,436	(1,158)
Accrued salaries	(7,000)	(918)
Accrued liabilities - related party	2,100	15,929
Net cash used in operating activities	(59,418)	(16,990)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from related party advances	-	19,453
Proceeds from related party convertible note payable	18,019	-
Loan from stockholder	100,000	-
Repayment on loan from stockholder	(10,000)	-
Net cash provided by financing activities	108,019	19,453

Net increase in cash and cash equivalents	48,601	2,463

Cash and cash equivalents, beginning of year	11,948	2,884

Cash and cash equivalents, end of year	$60,549	$5,347

Supplemental cash flow information:
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements.

APOLLO CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

Apollo is a holding corporation. All of its operations were conducted through its subsidiary, Alpha Music Mfg. Corp. which is a Florida corporation, incorporated on June 24, 2008. The Company, through its subsidiary, Alpha Music Mfg. Corp. (“Alpha”), offers the services of audio CD/CD Rom duplication and replication, DVD duplication, and vinyl record pressing throughout the United States.

On October 19, 2009, the Company entered into a Stock Purchase and Sale Agreement between two outside, unrelated parties and the current stockholders of record comprising approximately 96% of the outstanding shares of the Company.  Pursuant to the Stock Purchase and sale Agreement, the Company has filed a registration statement on Form S-1 to register the shares of Alpha. Upon effectiveness of the registration statement, the Company has agreed to distribute the Alpha shares to the Company shareholders of record at October 18, 2009.

On October 19, 2009, the sole officer and director of the Company resigned her position and all contracts and agreements between the sellers and the Company were deemed cancelled. In addition, all financial obligations owed to Apollo by Alpha Music Mfg. Corp. were forgiven and cancelled.

The accompanying unaudited interim financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles generally accepted for interim financial statement presentation and in accordance with the with the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year ended December 31, 2010. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2009 Annual Report on Form 10-K.

APOLLO CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Note 2 – Summary of Significant Accounting Policies

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

Accounts Receivable

Accounts receivable are carried at the amount billed to customers, net of the allowance for doubtful accounts.  The allowance for doubtful accounts is an estimate for credit losses based on a review of all outstanding amounts on a periodic basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  Accounts receivable are written off when deemed un-collectible.  Recoveries of accounts receivable previously written off are recorded when received.

APOLLO CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Note 2 – Summary of Significant Accounting Policies, continued

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

Management reviews property and equipment for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset.  If the carrying amount of an asset may not be recoverable, a write-off is recorded.  No impairments were recorded during the period ended March 31, 2009.

Revenue Recognition

Revenues are recognized when the products are shipped.

Shipping and Handling Costs

Shipping and handling costs are included in prices charged to customers and are reflected as part of income in reported revenues.

Advertising

Advertising costs are charged to operations in the year incurred.

Income Tax

The Company accounts for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) 740, Income Taxes (formerly referenced as FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an   interpretation of FASB Statement No. 109).  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

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

APOLLO CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Note 3 – Going Concern

At March 31, 2010, the Company had an accumulated deficit of $422,600. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital. Management of the Company has developed a strategy, which it believes will accomplish this objective, through cash flows from future operations, short-term loans from its stockholders and additional equity investments, which will enable the Company to continue operations for the coming year.

Note 4 – Convertible Notes Payable – Related Party

The former officers and stockholders of the Company have advanced funds to the Company and its subsidiary for its operations. On December 2, 2009, these advances were converted to subsidiary notes payable bearing an annual interest of 8%. The notes are convertible into shares of subsidiary common stock at the rate of $0.01 per share and mature on December 1, 2011. In 2010, additional advances in the amount of $18,019 were converted into subsidiary notes payable with the same terms.

Note 5 – Loan Payable – Stockholder

In February 2010, the Company received a $100,000 loan from a principal stockholder. The Company repaid $10,000 of the loan late in February 2010. Interest on the loan accrues at five percent (5%) per annum, with both principal and accrued interest due and payable in February 2013. Accrued interest on this loan was $375 at March 31, 2010.

Note 6 – Subsequent Events

As of May 24, 2010, the Alpha registration statement on Form S-1 has not been declared effective.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used throughout this report, unless the context otherwise requires the terms “Apollo,” “we,” “us,” “the Company” and “our Company” refer to Apollo Capital Group, Inc. and Alpha Music Mfg. Corp., its wholly-owned subsidiary, which is in the process of being spun off.

Forward Looking Statements

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company.  There can be no assurance that future developments affecting the Company will be those anticipated by management.  Actual results may differ materially from those included in the forward-looking statements.  You should not assume that the information contained in this report is accurate as of any date other than the date of this report.  Changes to the information contained in this report may occur after that date and the Company does not undertake any obligation to update the information unless required to do so by law.

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

Mr. Wutzer, as our Company’s new majority shareholder, and new management elected to redirect the Company’s business activities into the fields of mining exploration and reforestation as they believed they afforded Apollo and its shareholders greater long-term growth potential.  Accordingly, in connection with the Change in Control Transaction, Apollo agreed to distribute the shares of Alpha, its wholly-owned subsidiary, to Apollo’s shareholders of record immediately prior to the Change in Control Transaction.  A registration statement to effect such spin-off has been filed with the Securities and Exchange Commission, but has not yet been declared effective.

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

Results of Operations for the Three (3) Months ended March 31, 2010 as Compared to the Three (3) Months ended March 31, 2009

Sales for the three (3) months ended March 31, 2010 were $14,922, a decrease of $13,595 or 48% from net sales of $28,517 for the three (3) months ended March 31, 2009.  Almost all of the sales were attributable to production of vinyl records by Alpha.

Gross profit margin decreased to 5% of net sales for the 2010 quarter as compared to 31% for the 2009 quarter.

Selling, general and administrative (“SG&A”) expenses for the three (3) months ended March 31, 2010, were $73,196 ($35,271 of which was attributable to Alpha), as compared to $68,456 (all of which was attributable to Alpha).

Net loss for the three (3) months ended March 31, 2010 was $74,170 ($43,393 of which was attributable to Alpha), as compared to $59,502 for the three (3) months ended March 31, 2009 (all attributable to Alpha).

Net loss per share for the three (3) months ended March 31, 2010 was ($0.0045) based on 16,644,659 average shares outstanding.

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

Item 3.  Quantitative and Qualitative Discussion About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO CAPITAL GROUP, INC.

Date: May 24, 2010	By:	/s/ Ramon Cachafeiro Troitiño
Name: Ramon Cachafeiro Troitiño
Title: Secretary-Treasurer principal financial officer