Form 10-Q
period 2010-06-30
APOLLO CAPITAL GROUP, INC.
filed 2010-08-17
CIK 1444702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

n/a
(Former name, former address and former fiscal year, if changed since last report)

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,644,659 as of August 13, 2010.

TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2009 and the six months ended June 30, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Discussion About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits	15

Signatures		15

APOLLO CAPITAL GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash and cash equivalents	$525	$11,948
Accounts receivable, net of allowance	-	15,959
Inventory	-	3,561

Total Current Assets	525	31,468

Equipment, net of depreciation	-	9,048

Due from related party	-	1,750
Investment in subsidiary	166,447	-

Total Assets	$166,972	$42,266

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$32,585	$30,179
Accrued liabilities	1,619	9,835
Accrued salaries	149	7,149
Accrued liabilities - related party	-	-

Total Current Liabilities	34,353	47,163

Convertible notes payable - related party	-	67,442
Loan payable - stockholder	90,000	-

Total Liabilities	124,353	114,605

Stockholders' Deficit:
Common stock, $.001 par value 100,000,000 authorized 16,644,625 issued and outstanding	16,645	16,645
Additional paid in capital	259,446	259,446
Accumulated deficit	(233,472)	(348,430)

Total Stockholders' Deficit	42,619	(72,339)

Total Liabilities and Stockholders' Deficit	$166,972	$42,266

See accompanying notes to the condensed consolidated financial statements.

APOLLO CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$23,432	$35,316	$38,354	$63,833

Cost of Sales	13,711	18,429	27,887	37,985

Gross Profit	9,721	16,887	10,467	25,848

General and administrative expenses	178,156	65,616	251,352	136,456

Operating loss	(168,435)	(48,729)	(240,885)	(110,608)

Other income (expense)
Forgiveness of debt	1,793	-	1,793	-
Gain on deconsolidation of subsidiary shares	357,712	-	357,712	-
Interest expense	(1,941)	-	(3,662)	(7)

Net profit (loss)	$189,129	$(48,729)	$114,958	$(110,615)

Basic and diluted income (loss) per common share	$0.01	$(0.00)	$0.01	$(0.01)

Basic and diluted weighted average shares outstanding	16,644,659	15,419,368	16,644,659	14,742,963

See accompanying notes to the condensed consolidated financial statements.

APOLLO CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE SIX MONTHS ENDED JUNE 30, 2010

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008 as previously stated	13,110,150	$13,110	$64,130	$(126,410)	$(49,170)

Restatement adjustment	-	-	-	(8,121)	(8,121)

Balance, December 31, 2008, as restated	13,110,150	13,110	64,130	(134,531)	(57,291)

Issuance of shares of common stock from settlement of liabilities	3,534,509	3,535	67,155	-	70,690

Forgiveness of liabilities from stockholders	-	-	113,682	-	113,682

Company expenses paid by stockholders	-	-	14,479	-	14,479

Net loss	-	-	-	(213,899)	(213,899)

Balance, December 31, 2009 (audited)	16,644,659	16,645	259,446	(348,430)	(72,339)

Net profit	-	-	-	114,958	114,958

Balance, June 30, 2010 (unaudited)	16,644,659	$16,645	$259,446	$(233,472)	$42,619

See accompanying notes to the condensed consolidated  financial statements.

APOLLO CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2010	2009

Operating Activities:
Net profit (loss)	$114,958	$(110,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,766	1,583
Bad debt	(9,193)	-
Gain on deconsolidation of subsidiary shares	(357,712)	-
Subsidiary shares issued for services	62,825	-
Stock issued for services & related party debt	-	38,300
Changes in assets and liabilities:
Accounts receivable	13,508	6,295
Inventory	3,561	5,138
Accounts payable	2,406	11,228
Accrued liabilities	(8,216)	(751)
Accrued salaries	(7,000)	(574)
Accrued liabilities - related party	-	23,820
Net cash used in operating activities	(183,097)	(25,576)

Investing Activities:
Net assets of deconsolidated subsidiary	(11,601)	-
Net cash used in investing activities	(11,601)	-

Financing Activities:
Proceeds from subsidiary convertible notes payable	93,275	-
Loan from stockholder, net of repayments	90,000	30,933
Net cash provided by financing activities	183,275	30,933

Net (Decrease) Increase in Cash	(11,423)	5,357

Cash at Beginning of Period	11,948	2,884
Cash at End of Period	$525	$8,241

Supplemental Disclosures:
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements.

APOLLO CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 1	NATURE OF OPERATIONS

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

The accompanying unaudited interim financial statements as of June 30, 2010 and for the six months ended June 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles generally accepted for interim financial statement presentation and in accordance with the  instructions to Form 10-Q and rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.  The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year ended December 31, 2010.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2009 Annual Report on Form 10K.

APOLLO CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Alpha Music Mfg. Corp.  All significant inter-company balances and transactions have been eliminated upon consolidation. (See Note 6)

Concentration of Credit Risk

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

APOLLO CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts Receivable

Accounts receivable are carried at the amount billed to customers, net of the allowance for doubtful accounts.  The allowance for doubtful accounts is an estimate for credit losses, based on a review of all outstanding amounts on a periodic basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  Accounts receivables are written off when deemed un-collectible.  Recoveries of accounts receivable previously written off are recorded when received.

Inventories

Inventories are valued at the lower of cost or market, with cost determined on the first in, first out (FIFO) method.  Inventories consist of supplies and finished goods.  The Company performs periodic assessments to determine the existence of expired, damaged or obsolete inventories and records necessary provisions to reduce such inventories to net realizable value.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are computed using the straight-line method and over the estimated useful lives of the assets which range from 5-7 years.  Expenditures for major renewals and improvements that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Management reviews property and equipment for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset.  If the carrying amount of an asset may not be recoverable, a write-off is recorded.  No impairments were recorded during the period ended June 30, 2010.

Revenue Recognition

Revenues are recognized when the products are shipped.

Shipping and Handling Costs

Shipping and handling costs are included in prices charged to customers and are reflected as part of income in reported revenues.

Advertising

Advertising costs are charged to operations in the year incurred.

APOLLO CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

The Company accounts for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) 740, Income Taxes (formerly referenced as FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109).  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of enacted tax laws.

Income (Loss) per Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants.  At December 31, 2009, the Company did not have any dilutive shares outstanding.

NOTE 3	GOING CONCERN

At June 30, 2010, the Company had a working capital deficit of 33,828 and an accumulated deficit of $233,472.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently does not have sufficient working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital. Management of the Company has developed a strategy, which it believes will accomplish this objective, through cash flows from future operations, short-term loans from its stockholders and additional equity investments, which will enable the Company to continue operations for the coming year.

NOTE 4	CONVERTIBLE NOTES PAYABLE – RELATED PARTY

The former officers and stockholders of the Company have advanced funds to the Company and its subsidiary for its operations.  On December 2, 2009, these advances were converted to subsidiary notes payable bearing an annual interest of 8%.  The notes are convertible into shares of subsidiary common stock at the rate of $0.01 per share and mature on December 1, 2011.  In 2010, additional advances in the amount of $93,275 were converted into subsidiary notes payable and converted into subsidiary shares. (See Note 6)

APOLLO CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 5	LOAN PAYABLE - STOCKHOLDER

In February 2010, the Company received a $100,000 loan from a principal stockholder.  The Company repaid $10,000 of the loan late in February 2010.  Interest on the loan accrues at five percent (5%) per annum, with both principal and accrued interest due and payable in February 2013.  Accrued interest on this loan was $1,500 as of June 30, 2010.

NOTE 6	DECONSOLIDATION OF SUBSIDIARY

In the second quarter of 2010, subsidiary shares were issued to former officers, stockholders and unrelated parties in exchange for services and convertible notes payable.  The issuance of these additional shares had a dilutive effect on the Company’s ownership and control of the subsidiary whereby the Company now owns less that 50% of the outstanding shares of the subsidiary.  As a non-controlling shareholder, the Company (the former parent) is required to deconsolidate the subsidiary.  In accordance with ASC 810-10-65 (formerly SFAS 160 Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51), the Company is required to account for its holding in the subsidiary under the equity method.

When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather that the carrying amount of that retained investment.  The gain on the deconsolidation of the subsidiary is as follows:

Gain on fair value measurement of investment in subsidiary	$154,846
Gain on deconsolidation of subsidiary	202,866

Total gain on deconsolidation of subsidiary	$357,712

NOTE 7	SUBSEQUENT EVENTS

On July 7, 2010, the Company entered into a share exchange agreement with Celestial Investments, Ltd., a privately held, limited company in the United Kingdom whereby all outstanding shares of Celestial will be exchanged for 6,000,000 shares of the Company.  Upon execution of the agreement, Celestial became a wholly-owned subsidiary of the Company subject to the terms and conditions of the contract.

As of August 16, 2010, the Alpha registration statement on Form S-1 has not been declared effective.

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

On October 19, 2009, pursuant to a Stock Purchase and Sale Agreement dated October 1, 2009, Mr. Manfred H. Wutzer acquired 15,950,237 shares (or approximately 95.8%) of the Company’s outstanding common stock from Mrs. Michelle Tucker, the Company’s then President, Chief Executive Officer, sole director and principal shareholder (the “Change in Control Transaction”).  Upon consummation of the Change in Control Transaction, Ms. Tucker resigned from her positions with the Company and new directors and executive officers were appointed.

In connection with the Change in Control Transaction, Apollo agreed to distribute the shares of Alpha, its wholly-owned subsidiary, to Apollo’s shareholders of record immediately prior to the Change in Control Transaction.  A registration statement to effect such spin-off has been filed with the Securities and Exchange Commission (“SEC”), but has not yet been declared effective.  However, as of June 30, 2010, we now own less than 50% of the outstanding shares of Alpha.

Mr. Wutzer, as our Company’s new majority shareholder, and new management elected to redirect the Company’s business activities into the fields of mining exploration and reforestation as they believed this would afford Apollo and its shareholders greater long-term growth potential.  Initially, following the Change in Control Transaction, we have focused our efforts on expanding our Company’s management and identifying potential business opportunities.  On December 10, 2009, we changed our name to “Apollo Capital Group, Inc.” to better reflect our intended business plan.

On July 7, 2010, Apollo entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with the shareholders of Celestial Investments, Ltd. (“Celestial Investments”), a United Kingdom private limited company, including Ciaran S. Kelly, a director of Apollo and consummated the transaction contemplated thereby.  Pursuant to the Share Exchange Agreement, Apollo acquired all of the outstanding shares of Celestial Investments’ capital stock from its three shareholders, in exchange for the issuance of an aggregate of 6,000,000 shares of Apollo common stock, (the “Apollo Shares”) including 1,800,000 Apollo Shares to Mr. Kelly (the “Share Exchange”).  The Apollo Shares were issued pursuant to the exemption from registration afforded by Regulation S under the Securities Act.  Upon completion of the Share Exchange, Celestial Investments became a wholly-owned subsidiary of Apollo.

Celestial Investments has been appointed by Celestial Green, Ltd. (“Celestial Green”) as a sales representative in the United Kingdom and Northern Ireland for the sale of carbon credits generated by a project to reduce greenhouse gas emissions from deforestation and forest degradation, which Celestial Green intends to conduct on approximately 15.2 million hectares of land it owns or leases in the Brazilian state of Rondonia and surrounding regions (the “Rondonia Project”).  Humberto Medeiras de Moraes, our Vice President and João Borges Andrade, one of our directors, are members of Celestial Green’s management team.

We intend to focus our efforts on Celestial Investments’ business activities and to continue to explore the acquisition of other complementary ventures in fields relating to mining and reforestation.

Results of Operations

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

Sales for the three months ended June 30, 2010 were $23,432, a decrease of $11,884 or 33.7% from sales of $35,316 for the three months ended June 30, 2009.  Almost all of the sales were attributable to production of vinyl records by Alpha.

Gross profit margin decreased to 41.5% of net sales for the 2010 quarter as compared to 47.3% for the 2009 quarter.

General and administrative expenses for the three months ended June 30, 2010, were $178,156 ($93,379 of which was attributable to Alpha), as compared to $65,616 (all of which was attributable to Alpha) during the 2009 quarter.  Apollo incurred increased legal accounting and related costs during 2010 in connection with its transition to a fully operating reporting company.

As a result of a gain on deconsolidation of subsidiary shares related to Alpha of $357,712 (as of June 30, 2010, we owned fewer than 50% of the outstanding shares of Alpha), we had a net profit of $189,129 or $.01 per share for the three months ended June 30, 2010, as compared to a net loss of $48,729 for the three months ended June 30, 2009.

Net profit per share for the three months ended June 30, 2010 was $.01 based on 16,644,659 average shares outstanding.

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

Sales for the six months ended June 30, 2010 were $38,354, a decrease of $25,479 or 40% from $62,833 for the six months ended June 30, 2010.  Almost all of the sales were attributable to the production of vinyl records by Alpha.

Gross profit margin decreased to 27.3% for the 2010 period as compared to 40.5% for the 2009 period.

General and administrative expenses for the six months ended June 30, 2010 were $251,352 ($136,173 of which was attributable to Alpha) as compared to $136,456 (all of which was attributable to Alpha) during the 2009 period.  Apollo incurred increased legal, accounting and related costs during 2010 in connection with its transition to a fully operating reporting company.

As a result of a gain on deconsolidation of subsidiary shares related to Alpha of $357,712 (as of June 30, 2010, we owned fewer than 50% of the outstanding shares of Alpha), we had a net profit of $114,958 during the six months ended June 30, 2010, as compared to a net loss of $110,615 for the six months ended June 30, 2009.

Net profit per share for the six months ended June 30, 2010 was $.01 based on 16,644,659 average shares outstanding.

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

We believe that our short term capital needs will be met from expected revenues to be generated from the operations of Celestial Investments, which we acquired on July 7, 2010.  However, there can be no assurance that such assumption will be correct.  In any case, we may require additional capital to fully execute our business plan to acquire other complementary businesses in the mining and reforestation industry.  There can be no assurance that additional capital, when needed, will be available on commercially reasonable terms, or at all.  Failure to secure additional capital when needed may substantially harm both our existing operations and future prospects.

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

Date: August 17, 2010	APOLLO CAPITAL GROUP, INC.

	By:	/s/	Ramon Cachafeiro Troitiño
	Name:		Ramon Cachafeiro Troitiño
	Title:		Secretary-Treasurer
(principal financial officer)